Form 10-Q
period 1995-03-31
SHELBY WILLIAMS INDUSTRIES INC
filed 1995-05-03
CIK 730564

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended  March 31, 1995

Commission file Number   1-9457

           SHELBY WILLIAMS INDUSTRIES, INC.
(Exact name of registrant as specified in its charter.)

            Delaware                  62-0974443
(State or other jurisdiction of    (I.R.S. Employer
incorporation or organization)     Identification No.)

    1348 Merchandise Mart
      Chicago, Illinois                        60654
(Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code:
                  (312) 527-3593

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                         YES [X]        NO [ ]

     At May 3, 1995, there were 8,979,690 shares of registrant's common stock outstanding.


                    PART I - FINANCIAL INFORMATION

                    SHELBY WILLIAMS INDUSTRIES, INC.

                   Consolidated Statements of Income

                           Three Months Ended

                         March 31, 1995 and 1994
                              (Unaudited)

(Amounts in thousands, except per share data)
                                 1995                         1994
                               _________                    ________


Net sales                       $39,301                      $38,122

Cost of goods sold               30,901                       30,399
                                 ______                       ______
Gross profit                      8,400                        7,723

Selling, general and
 administrative
 expenses                         6,340                        6,327
                                 ______                       ______
                                  2,060                        1,396
Other deductions
  (income):
  Interest expense                  337                          252
  Interest and dividend
    income                           (2)                           -
  Miscellaneous expense
    (income)                        (40)                          23
                                 ______                       ______
                                    295                          275
                                 ______                       ______
Income before income
  taxes                           1,765                        1,121
                                 ______                       ______
Income taxes:
  Current                           381                          276
  Deferred                           59                           60
                                 ______                       ______
                                    440                          336
                                 ______                       ______

Net income                     $  1,325                     $    785
                                 ======                       ======
Net income per share           $    .15                     $    .09
                                 ======                       ======
Weighted average number
  of common shares
  outstanding                     8,979                        9,103
                                 ======                       ======




                       SHELBY WILLIAMS INDUSTRIES, INC.

                         Consolidated Balance Sheets

                      March 31, 1995 and December 31, 1994
                                 (Unaudited)


(Amounts in thousands, except per share data)
                                   March 31, 1995      December 31, 1994
                                   _______________     _________________

ASSETS
Current assets:
  Cash and cash equivalents           $ 2,606              $ 1,633
  Accounts receivable, less
    allowance for doubtful
    accounts of $476 at
    March 31, 1995 and
    $471 at December 31,
    1994                               22,122               24,124
  Inventories:
  Raw materials                        12,316               12,365
  Work in process                       3,780                4,880
  Finished goods                       12,082               11,217
                                       ______               ______
                                       28,178               28,462
  Prepaid expense                       3,050                2,860
                                       ______               ______
Total current assets                   55,956               57,079
Investment in affiliate                    50                   50
Excess of cost over net assets
  of acquired company                     184                  186
Property, plant and equipment
  at cost:
  Land and land improvements            2,870                2,870
  Buildings and leasehold
    improvements                       25,277               25,256
  Machinery and equipment              23,707               23,592
  Construction in progress                337                  209
                                       ______               ______
                                       52,191               51,927
    Less accumulated
      depreciation and
      amortization                     22,718               22,053
                                       ______               ______
                                       29,473               29,874
Other assets                            1,410                1,331
                                       ______               ______
                                      $87,073              $88,520
                                       ======               ======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings               $ 6,100              $ 8,450
  Accounts payable                     11,143                9,972
  Customer deposits on
    orders in process                   4,254                3,391
  Accrued liabilities                   4,642                6,738
  Income taxes                            768                  387
  Current portion of long-
    term debt                              49                   49
                                       ______               ______
Total current liabilities              26,956               28,987

Long-term debt                          8,883                8,895
Deferred income taxes                   2,039                1,980

Stockholder's equity:
  Common stock, $.05 par value;
    authorized 30,000 shares;
    issued 11,761 shares
    (1994-11,758)                         588                  588
  Capital in excess of par value        7,710                7,687
  Retained earnings                    59,824               59,129
  Pension liability adjustment           (871)                (871)
                                       ______               ______
                                       67,251               66,533
Less common stock held in
  treasury; 2,781 shares
  at cost (1994-2,759)                 18,056               17,875
                                       ______               ______
Total stockholders' equity             49,195               48,658

                                      $87,073              $88,520
                                       ======               ======



                        SHELBY WILLIAMS INDUSTRIES, INC.

                      Consolidated Statements of Cash Flows

                   Three Months Ended March 31, 1995 and 1994
                                  (Unaudited)

(Amounts in thousands)

                                              1995               1994
                                           ___________________________
Cash flows from operating activities:
  Net income                                $1,325             $  785
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
    Depreciation and amoritzation              715                674
    Provision for losses on accounts
      receivable                                75                 84
    Change in assets and liabilities:
      Accounts receivable                    1,927              3,256
      Inventories                              284             (3,098)
      Prepaid expenses                        (190)               271
      Accounts payable and accrued
        liabilities                            (62)               954
      Income taxes payable                     381               (361)
    Increase in deferred taxes                  59                 60
    Other                                      (79)               (76)
                                             _____              _____
Net cash provided by operating
  activities                                 4,435              2,549
                                             _____              _____
Cash flows from investing activities:
  Proceeds from disposal of property,
    plant and equipment                         13                  -
  Capital expenditures                        (325)              (580)
                                             _____              _____
Net cash used by investing activities         (312)              (580)
                                             _____              _____
Cash flows from financing activities:
  Net repayment of short-term borrowings    (2,350)            (1,000)
  Principal payments of long-term debt         (12)               (11)
  Sale of common stock under stock
    option plan                                 23                 19
  Purchase of common stock for the
    treasury                                  (181)                 -
  Dividends declared and paid                 (630)              (636)
                                             _____              _____
Net cash used by financing activities       (3,150)            (1,628)
                                             _____              _____
Net increase in cash                           973                341
Cash and cash equivalents at beginning
  of period                                  1,633              1,018
                                             _____              _____
Cash and cash equivalents at end of
  period                                    $2,606             $1,359
                                             =====              =====
Supplemental cash flow information:
  Cash paid during the period for:
    Interest                                $  340             $  257
    Income taxes                                 -                637
                                             _____              _____
                                            $  340             $  894
                                             =====              =====



                        SHELBY WILLIAMS INDUSTRIES, INC.

                                March 31, 1995



Item 1.  Financial Statements
     See attached unaudited statements as follows:

     Consolidated Statements of Income for three months ended
March 31, 1995 and 1994.

     Consoldiated Balance Sheets at March 31, 1995 and December 31,
1994.

     Consolidated Statements of Cash Flows for three months ended
March 31, 1995 and 1994.

Item 2. Managements' Discussion and Analysis of Financial Condition and Results of Operations

         Material Changes in Financial Condition

     During the first quarter of 1995, accounts receivable and inventories were reduced approximately $2.0 million and $300,000, respectively, through careful managing of collections and inventory control. During the same period, interest bearing debt was reduced by $2.4 million. At quarter's end, shareholders' equity was $49,195,000, or $5.48 per share, and working capital totaled $29,000,000, reflecting a 2.1-to-1 current ratio. There were no major capital expenditures in the first quarter and none are planned for 1995.

        Material Changes in Results of Operation

     For the first quarter ended March 31, 1995, sales totaled $39,301,000, an increase of 3.1 percent over results for the first quarter of 1994 when sales reached $38,122,000, with the increase being primarily from volume. Net income grew 68.8 percent to $1,325,000, of 15 cents per share, from $785,000, or 9 cents per share, last year, for the best first quarter since 1988. Compared to the same period last year, gross margin rose during the first quarter to 21.4 percent from 20.3 percent last year, driven primarily by a more favorable product mix and labor efficiencies. The company's employee count was reduced by 72 people, or 4 percent from the prior year. An improvement in selling, general and administrative expenses from 16.6 percent to 16.1 percent resulted primarily as a function of volume.

     The Company's backlog of unshipped orders showed a strong increase over the prior year of 13.5 percent to $31,200,000 at March 31, 1995.

                           PART II - OTHER INFORMATION



Item 6. Exhibits and Reports on Form 8-K

        a. Exhibits

           10.1 1995 Directors' Stock Option Plan (compensation plan). 27 Financial Data Schedule (EDGAR only).

        B. Reports on Form 8-K

           No reports have been filed on Form 8-K during this quarter.

             SHELBY WILLIAMS INDUSTRIES, INC.

                       SIGNATURES



     Pursuant to the requirement of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





             SHELBY WILLIAMS INDUSTRIES, INC.

                      (Registrant)



May 3, 1995                             S/Robert P. Coulter
                                   ________________________________
                                          Robert P. Coulter
                                       President and Director
                                    (Principal Operating Officer)








May 3, 1995                               S/Sam Ferrell
                                   ________________________________
                                            Sam Ferrell
                                 Vice President of Finance, Treasurer
                                       and Assistant Secretary
                                    (Principal Financial Officer)

Item 6.
Exhibit 10.1

                         SHELBY WILLIAMS INDUSTRIES, INC.
                        1995 DIRECTORS' STOCK OPTION PLAN

1.  Purpose:

    This Stock Option Plan ("the Plan") is intended to encourage stock ownership by Directors of Shelby Williams Industries, Inc. a Delaware corporation ("Shelby" or the "Company") so that they may acquire or increase their proprietary interest in the success of the Company, and to encourage them to remain as Directors of the Company.

2.  Eligibility:

    The persons who shall be eligible to receive options shall be Directors of Shelby (the "Eligible Directors") who are not full-time employees of Shelby.

3.  Stock:

    Subject to the provisions of paragraph 10 (relating to the adjustment upon changes in stock), there will be reserved for issuance upon the exercise of Options to be granted from time to time under the Plan an aggregate of 60,000 shares of Common Stock, $.05 par value, of Shelby. In the event that any outstanding Option under the Plan for any reason expires or is termi-nated, the shares of stock allocable to the unexercised portion of such option may again be subject to an option under the Plan.

4.  Administration:

    This Plan shall be administered by the Stock Option Committee (the "Committee"). The interpretation and construction by the Committee of any provisions of the Plan or of any Option granted under it shall be final unless otherwise determined by the Board of Directors. No member of the Board of Directors or the Committee shall be liable for any action or determination made in good faith with respect to the Plan or any Option granted under it.

5.  Terms and Conditions of Options:

    Stock options granted pursuant to the Plan shall be evidenced by agreements in such form as the Committee shall from time to time recommend and the Board of Directors shall from time to time approve, which agreements shall comply with and be subject to the following terms and conditions:

       (a) On January 18 of each of the years 1995, 1996, and 1997 (each such date is hereafter the "Date of Grant"), each Eligible Director shall receive an option for 4,000 shares.

       (b) Each Option shall state the option price which shall be 100% of the fair market value of the shares of Common Stock of Shelby on the applicable Date of Grant.

       (c) The option price shall be paid in cash or by check upon the exercise of the Option, or in lieu thereof an option holder may make payment in whole or in part by tendering to Shelby shares of Common Stock of Shelby valued at fair market value on such date of exercise. Any Common Stock so tendered must be held by the option holder for a period of at least six months prior to the tender.

       (d) An option granted on a Date of Grant may be exercised with respect to all or any part of the shares covered thereby at any time after six (6) months shall have elapsed from the Date of Grant.

       (e) The term of any Option shall be five (5) years from the date it was granted.

       (f) No Option shall be exercisable within the first six months following its grant; provided, however, that this limitation shall not apply in the event of the death of the option holder; provided, further, that in no event shall any Option be exercisable prior to the approval of this Plan by the holders of a majority of the shares of Shelby's Common Stock present, or represented and entitled to vote, at its next annual stockholders' meeting duly held in accordance with the applicable laws of the State of Delaware.

       (g) An Option shall not be transferable other than by will or the laws of descent and distribution or pursuant to a qualified domestic relations order as defined by the Internal Revenue Code of 1986, as amended (the "Code"), or Title I of the Employee Retirement Income Security Act ("ERISA"), or the rules thereunder, and during the lifetime of the person to whom the Option is granted he alone may exercise it.

       (h) An option shall terminate and may not be exercised if the person to whom it is granted ceases to be a Director of Shelby, except that, subject to the limitation hereafter stated in this subparagraph (h):
    (i) if his directorship is terminated by any reason other than his death or on account of any act of (a) fraud or intentional misrepresentation, or (b) embezzlement, misappropriation or conversion of assets or opportunities of Shelby or any direct or indirect majority-owned subsidiary of Shelby, he may at any time within three months after termination of his directorship exercise his Option but only to the extent that it was exercisable by him on the date of termination of his office, and (ii) if he dies while a Director of Shelby, or within three months after termination of his office, his Option may be exercised at any time within 18 months following his death by the person or persons to whom his rights under the Option shall pass by will or by the laws of descent or distribtion, but only to the extent that such Option was exercisable by him on the date of termination of his office. The limitation mentioned above is that an option may not be exercised to any extent by anyone after the expiration of its term.

       (i) Neither a person to whom an Option is granted, nor his legal representative, heir, legatee, or distributee, shall be deemed to be the holder of, or to have any of the rights of a holder with respect to, any shares subject to such Option unless and until he has received a certificate or certificates therefor.

       (j) The minimum number of shares with respect to which an Option may be exercised in part at any time is 100.

6.  Restrictions on Shares:

    As a condition to exercise of any Option, the option holder shall represent, warrant and agree with Shelby as follows:

       (a) He is purchasing the shares with respect to which such Option is being exercised for his own account for investment and not with any present intention to resell or distribute the same.

       (b) He has been advised that the issuance of said shares to him has not been registered under the Securities Act of 1933, as amended (the "Act"), and that said shares must be held by him indefinitely unless (i) distribution of said shares has been registered under the Act, (ii) a sales of said shares is made in conformity with the provisions of SEC Rule 144 or (iii) in the opinion of counsel acceptable to Shelby some other exemption from registration is available.

       (c) He will not make any sale, transfer or other disposition of said shares except in compliance with the Act and the Rules and Regulations thereunder. He is familiar with all of the provisions of Rule 144, including (without limitation) the two-year holding period thereunder.

       (d) He understands that Shelby is under no obligation to him to register the sale, transfer or other disposition of said shares by him or on his behalf or to take any other action necessary in order to make compliance with an exemption from registration available. In particular (but without limitation), Shelby is under no obligation to him to make available adequate current public information to enable him to utilize Rule 144.

       (e) He understands that stop transfer instructions will be given Shelby's transfer agent with respect to said shares and that there will be placed on the certificates for said shares a legend stating in substance:

            "The shares represented by this certificate have not been registered under the Securities Act of 1933 and may not be sold, pledged or otherwise transferred except pursuant to an efffective registration statement under said Act, SEC Rule 144 or an opinion of counsel acceptable to Shelby that some other exemption from registration is available."

    If Shelby should elect in the future to register under the Act shares issuable under this Plan, the Committee may modify or eliminate each of the foregoing representations and warranties as the Committee may deem appropriate.

    If at any time Shelby shall be advised by counsel that certain requirements under the federal or state securities laws must be met before shares may be issued under the Plan, Shelby shall notify option holders thereof and Shelby shall have no liability for failure to issue shares upon any exercise of Options because of a delay pending the meeting of any such requriements.

7.  Use of Proceeds from Stock:

    Cash proceeds from the sale of stock pursuant to Options granted under the Plan shall constitute general funds of Shelby.

8.  No Implied Covenants:

    Neither this Plan nor any action taken hereunder shall be construed as giving any Director any right to be retained by Shelby.

9.  Withholding:

    Shelby may take such action as it deems necessary or appropriate for the withholding of any taxes which Shelby is required by any law or regulation of any governmental authority, whether federal, state or local, domestic or foreign, to withhold in connection with the grant or exercise of Options. Such action may include, but shall not be limited to, the withholding of all or any portion of the shares of stock subject to such Option until the participant reimburses Shelby for the amount which Shelby is required to withhold with respect to such taxes.

10. Adjustment Upon Changes in Stock:

    If any change is made in the stock subject to the Plan, or subject to any Option granted under the Plan (through merger, consolidation, reorganization, recapitalization, stock dividend, split-up, combination of shares, exchange of shares, change in corporate structure, or otherwise), appropriate adjustments shall be made by the Board of Directors as to the kind and maximum number of shares subject to the Plan, and the kind and number of shares and price per share of stock subject to outstanding Options.

11. Amendment of the Plan:

    The Board of Directors at any time, and from time to time, may amend the Plan, subject to the limitation, however, that, except as provided in paragraph 10 (relating to adjustments upon changes in stock), no amendment shall be made, except upon approval by vote of the stockholders of Shelby, which will:

          (a) Increase the number of shares reserved for Options under the Plan; or

          (b) Reduce the Option price below 100% of fair market value at the time an Option is granted; or

          (c) Change the requirements for eligibility for participation under the Plan;

and provided further that the Plan shall not be amended more than once every six months, other than to comport with changes in the Code, ERISA, or the rules thereunder.

12. Termination or Suspension of the Plan:

    The Board of Directors at any time may suspend or terminate the Plan. Unless previously terminated by the Board, this Plan shall terminate on December 31, 1997.

    Rights and obligations under any Option granted while the Plan is in effect shall not be altered or impaired by suspension or termination of the Plan, except by consent of the person to whom the Option was granted.

13. General:

    Any words herein referring to the masculine gender shall include the feminine gender.

14. Effective Date:

    Subject to approval by the stockholders of Shelby prior to May 31, 1995, this Plan shall become effective as of January 18, 1995.