Form 10-Q
period 1995-06-30
SHELBY WILLIAMS INDUSTRIES INC
filed 1995-08-17
CIK 730564

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended  June 30, 1995


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


                         YES [X]        NO [ ]

     At August 4, 1995, there were 8,949,690 shares of registrant's common stock outstanding.


                    PART I - FINANCIAL INFORMATION

                    SHELBY WILLIAMS INDUSTRIES, INC.

                   Consolidated Statements of Income

                   Three Months and Six Months Ended

                         June 30, 1995 and 1994
                              (Unaudited)

(Amounts in thousands, except per share data)
                               Three Months Ended       Six Months Ended
                                    June 30,                June 30,
                                 1995       1994        1995       1994
                               ________   ________    ________   ________


Net sales                       $42,352    $40,208     $81,653   $78,330

Cost of goods sold               33,075     31,868      63,976    62,267
                                 ______     ______      ______    ______
Gross profit                      9,277      8,340      17,677    16,063

Selling, general and
 administrative
 expenses                         6,631      6,463      12,971    12,790
                                 ______     ______      ______    ______
                                  2,646      1,877       4,706     3,273
Other deductions
  (income):
  Interest expense                  296        287         633       539
  Interest and dividend
    income                            -          -          (2)        -
  Miscellaneous expense
    (income)                         37         36          (3)       59
                                 ______     ______      ______    ______
                                    333        323         628       598
                                 ______     ______      ______    ______
Income before income
  taxes                           2,313      1,554       4,078     2,675
                                 ______     ______      ______    ______
Income taxes:
  Current                           552         65         932       341
  Deferred                           59        385         119       445
                                 ______     ______      ______    ______
                                    611        450       1,051       786
                                 ______     ______      ______    ______

Net income                     $  1,702    $ 1,104     $ 3,027   $ 1,889
                                 ======     ======      ======    ======
Net income per share           $    .19    $   .12     $   .34   $    .21
                                 ======     ======      ======     ======
Weighted average number
  of common shares
  outstanding                     8,968      9,094       8,974      9,098
                                 ======     ======      ======     ======




                       SHELBY WILLIAMS INDUSTRIES, INC.

                         Consolidated Balance Sheets

                      June 30, 1995 and December 31, 1994
                                 (Unaudited)


(Amounts in thousands, except per share data)
                                    June 30, 1995      December 31, 1994
                                   _______________     _________________

ASSETS
Current assets:
  Cash and cash equivalents           $ 2,378              $ 1,633
  Accounts receivable, less
    allowance for doubtful
    accounts of $522 at
    June 30, 1995 and
    $471 at December 31,
    1994                               24,442               24,124
  Inventories:
  Raw materials                        14,176               12,365
  Work in process                       2,765                4,880
  Finished goods                       12,762               11,217
                                       ______               ______
                                       29,703               28,462
  Prepaid expense                       2,767                2,860
                                       ______               ______
Total current assets                   59,290               57,079
Investment in affiliate                    50                   50
Excess of cost over net assets
  of acquired company                     182                  186
Property, plant and equipment
  at cost:
  Land and land improvements            2,873                2,870
  Buildings and leasehold
    improvements                       25,284               25,256
  Machinery and equipment              23,808               23,592
  Construction in progress                463                  209
                                       ______               ______
                                       52,428               51,927
    Less accumulated
      depreciation and
      amortization                     22,970               22,053
                                       ______               ______
                                       29,458               29,874
Other assets                            1,325                1,331
                                       ______               ______
                                      $90,305              $88,520
                                       ======               ======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings               $ 4,950              $ 8,450
  Accounts payable                     13,692                9,972
  Customer deposits on
    orders in process                   4,721                3,391
  Accrued liabilities                   4,889                6,738
  Income taxes                          1,070                  387
  Current portion of long-
    term debt                              49                   49
                                       ______               ______
Total current liabilities              29,371               28,987

Long-term debt                          8,871                8,895
Deferred income taxes                   2,099                1,980

Stockholder's equity:
  Common stock, $.05 par value;
    authorized 30,000 shares;
    issued 11,761 shares
    (1994-11,758)                         588                  588
  Capital in excess of par value        7,710                7,687
  Retained earnings                    60,897               59,129
  Pension liability adjustment           (871)                (871)
                                       ______               ______
                                       68,324               66,533
Less common stock held in
  treasury; 2,811 shares
  at cost (1994-2,759)                 18,360               17,875
                                       ______               ______
Total stockholders' equity             49,964               48,658

                                      $90,305              $88,520
                                       ======               ======



                        SHELBY WILLIAMS INDUSTRIES, INC.

                      Consolidated Statements of Cash Flows

                     Six Months Ended June 30, 1995 and 1994
                                  (Unaudited)

(Amounts in thousands)

                                              1995               1994
                                           ___________________________
Cash flows from operating activities:
  Net income                                $3,027             $1,889
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
    Depreciation and amoritzation            1,431              1,375
    Provision for losses on accounts
      receivable                               149                108
    Change in assets and liabilities:
      Accounts receivable                     (467)                10
      Inventories                           (1,241)            (4,226)
      Prepaid expenses                          93               (316)
      Accounts payable and accrued
        liabilities                          3,201                967
      Income taxes payable                     683               (557)
    Increase in deferred taxes                 119                619
    Other                                        6                 22
                                             _____              _____
Net cash provided (used) by operating
  activities                                 7,001               (109)
                                             _____              _____
Cash flows from investing activities:
  Proceeds from disposal of property,
    plant and equipment                         93                  -
  Capital expenditures                      (1,104)            (1,149)
                                             _____              _____
Net cash used by investing activities       (1,011)            (1,149)
                                             _____              _____
Cash flows from financing activities:
  Net borrowings (repayment)
    of short-term borrowings                (3,500)             2,500
  Principal payments of long-term debt         (24)               (21)
  Sale of common stock under stock
    option plan                                 23                 19
  Purchase of common stock for the
    treasury                                  (485)              (265)
  Dividends declared and paid               (1,259)            (1,273)
                                             _____              _____
Net cash provided (used) by
    financing activities                    (5,245)               960
                                             _____              _____
Net increase (decrease) in cash
    and cash equivalents                       745               (298)
Cash and cash equivalents at beginning
  of period                                  1,633              1,018
                                             _____              _____
Cash and cash equivalents at end of
  period                                    $2,378             $  720
                                             =====              =====
Supplemental cash flow information:
  Cash paid during the period for:
    Interest                                $  636             $  545
    Income taxes                               249                724
                                             _____              _____
                                            $  885             $1,269
                                             =====              =====



                        SHELBY WILLIAMS INDUSTRIES, INC.

                                June 30, 1995



Item 1.  Financial Statements
     See attached unaudited statements as follows:

     Consolidated Statements of Income for three months and for six months ended June 30, 1995 and 1994.

     Consoldiated Balance Sheets at June 30, 1995 and December 31,
1994.

     Consolidated Statements of Cash Flows for six months ended
June 30, 1995 and 1994.


Item 2. Managements' Discussion and Analysis of Financial Condition and Results of Operations

         Material Changes in Financial Condition

     During the second quarter of 1995, the Company purchased 30,000 shares of its common stock for $305,000 at an average repurchase price of $10.16 per share. These repurchases were made to use in connection with the Company's employee benefit plans and for other proper corporate purposes. There remains 220,000 shares authorized by the Board of Directors for re-purchase. The Company may purchase these shares from time to time in the future, with purchase decisions to be dependent on market conditions and other factors. Capital expenditures in the second quarter of 1995 amounted to $779,000, of which the largest portion was for increased wood finishing capacity for chair manufacturing operations. There are no major capital expenditures planned for the remainder of 1995.

The Company's balance sheet strengthened with better inventory management dropping short-term borrowings from December 31, 1994, by $3.5 million to $5.0 million at June 30, 1995. Cash and cash equivalents rose by $745,000 to $2.4 million from $1.6 million.During the same period, shareholders' equity increased by approximately $1.3 million to close with $50.0 million at which time the Company's current ratio stood at 2.0-to-1.


        Material Changes in Results of Operations

     Sales for the quarter ended June 30, 1995 increased 5.3 percent to $42,352,000 from $40,208,000 in the comparable period last year, of which approximately one percent was due to pricing with the remainder being from improved product mix and increased volume driven in large part by con-tinuing strength in the hotel refurbishing market. The more favorable product mix and labor efficiencies obtained in the first quarter were continued resulting in gross margin improvement to 21.9 percent for the second quarter of 1995 compared to 20.7 percent for the prior year second quarter. Net income grew 54.2 percent to $1,702,000, or 19 cents per share, from $1,104,000, or 12 cents per share, last year. An improvement as a percent of sales in selling, general and administrative expenses, from 16.1 percent to 15.7 percent, resulted primarily as a function of volume.

     For the first half of 1995, earnings increased 60.2 percent to $3,027,000, or 34 cents per share, compared with $1,889,000 or 21 cents per share the year before. Sales of $81,653,000 increased 4.2 percent from $78,330,000 for the first six months of 1994.

     The backlog of unshipped orders for resumption of production after July 1995 vacation shut-down was approximately $34.1 million, a record high and 22% over the prior year.

                           PART II - OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders

     At the Company's annual meeting of stockholders held May 2, 1995, the following matters were voted:

     Election of directors:

     Name                           Vote For           Vote Withheld
     ____                           ________           _____________

     Robert P. Coulter              7,384,860            54,774
     Robert L. Haag                 7,384,306            55,328
     William B. Kaplan              7,385,260            54,374
     Herbert L. Roth                7,384,306            55,328
     Manfred Steinfeld              7,384,660            54,974
     Paul N. Steinfeld              7,385,260            54,374
     Trisha Wilson                  7,361,358            78,276


     Approval for Directors Stock Option Plan:

     FOR:  7,282,876         AGAINST:  109,747       ABSTAIN:  47,011


     Approval of independent auditors:

     FOR:  7,424,212         AGAINST:  7,520         ABSTAIN:  7,902


     No broker nonvotes were recorded.



Item 6. Exhibits and Reports on Form 8-K

        a. Exhibits

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

            SHELBY WILLIAMS INDUSTRIES, INC.

                    (Registrant)




August 4, 1995                                 S/Robert P. Coulter
                                      __________________________________
                                                Robert P. Coulter
                                             President and Director
                                          (Principal Operating Officer)






August 4, 1995                                   S/Sam Ferrell
                                       _________________________________
                                                  Sam Ferrell
                                       Vice President of Finance, Treasurer
                                              and Assistant Secretary
                                           (Principal Financial Officer)