Form 10-Q
period 1995-09-30
SHELBY WILLIAMS INDUSTRIES INC
filed 1995-10-25
CIK 730564

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended  September 30, 1995


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


                         YES [X]        NO [ ]

     At October 25, 1995, there were 8,955,757 shares of registrant's common stock outstanding.


                    PART I - FINANCIAL INFORMATION

                    SHELBY WILLIAMS INDUSTRIES, INC.

                   Consolidated Statements of Income

                   Three Months and Nine Months Ended

                       September 30, 1995 and 1994
                              (Unaudited)

(Amounts in thousands, except per share data)
                               Three Months Ended       Nine Months Ended
                                   September 30,           September 30,
                                 1995       1994        1995       1994
                               ________   ________    ________   ________


Net sales                       $42,518    $38,859    $124,171   $117,189

Cost of goods sold               33,139     31,001      97,115     93,268
                                 ______     ______      ______     ______
Gross profit                      9,379      7,858      27,056     23,921

Selling, general and
 administrative
 expenses                         6,502      6,377      19,473     19,167
                                 ______     ______      ______     ______
                                  2,877      1,481       7,583      4,754
Other deductions
  (income):
  Interest expense                  319        322         952        861
  Interest and dividend
    income                           (6)         -          (8)         -
  Miscellaneous expense
    (income)                        (28)       (13)        (31)        46
                                 ______     ______      ______     ______
                                    285        309         913        907
                                 ______     ______      ______     ______
Income before income
  taxes                           2,592      1,172       6,670      3,847
                                 ______     ______      ______     ______
Income taxes:
  Current                           659        137       1,591        478
  Deferred                           59        159         178        604
                                 ______     ______      ______     ______
                                    718        296       1,769      1,082
                                 ______     ______      ______     ______

Net income                     $  1,874    $   876     $ 4,901    $ 2,765
                                 ======     ======      ======     ======
Net income per share           $    .21    $   .10     $   .55   $    .31
                                 ======     ======      ======     ======
Weighted average number
  of common shares
  outstanding                     8,952      8,999       8,967      9,065
                                 ======     ======      ======     ======




                       SHELBY WILLIAMS INDUSTRIES, INC.

                         Consolidated Balance Sheets

                    September 30, 1995 and December 31, 1994
                                 (Unaudited)


(Amounts in thousands, except per share data)
                                September 30, 1995     December 31, 1994
                                __________________     _________________

ASSETS
Current assets:
  Cash and cash equivalents           $ 2,129              $ 1,633
  Accounts receivable, less
    allowance for doubtful
    accounts of $484 at
    September 30, 1995 and
    $471 at December 31,
    1994                               25,852               24,124
  Inventories:
  Raw materials                        13,990               12,365
  Work in process                       2,335                4,880
  Finished goods                       13,417               11,217
                                       ______               ______
                                       29,742               28,462
  Prepaid expense                       3,576                2,860
                                       ______               ______
Total current assets                   61,299               57,079
Investment in affiliate                    50                   50
Excess of cost over net assets
  of acquired company                     180                  186
Property, plant and equipment
  at cost:
  Land and land improvements            2,876                2,870
  Buildings and leasehold
    improvements                       25,352               25,256
  Machinery and equipment              24,618               23,592
  Construction in progress                 65                  209
                                       ______               ______
                                       52,911               51,927
    Less accumulated
      depreciation and
      amortization                     23,587               22,053
                                       ______               ______
                                       29,324               29,874
Other assets                            1,360                1,331
                                       ______               ______
                                      $92,213              $88,520
                                       ======               ======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings               $ 6,700              $ 8,450
  Accounts payable                     12,283                9,972
  Customer deposits on
    orders in process                   3,689                3,391
  Accrued liabilities                   6,094                6,738
  Income taxes                          1,159                  387
  Current portion of long-
    term debt                              49                   49
                                       ______               ______
Total current liabilities              29,974               28,987

Long-term debt                          8,858                8,895
Deferred income taxes                   2,158                1,980

Stockholder's equity:
  Common stock, $.05 par value;
    authorized 30,000 shares;
    issued 11,775 shares
    (1994-11,758)                         589                  588
  Capital in excess of par value        7,826                7,687
  Retained earnings                    62,145               59,129
  Pension liability adjustment           (871)                (871)
                                       ______               ______
                                       69,689               66,533
Less common stock held in
  treasury; 2,819 shares
  at cost (1994-2,759)                 18,466               17,875
                                       ______               ______
Total stockholders' equity             51,223               48,658

                                      $92,213              $88,520
                                       ======               ======



                        SHELBY WILLIAMS INDUSTRIES, INC.

                      Consolidated Statements of Cash Flows

                   Nine Months Ended September 30, 1995 and 1994
                                  (Unaudited)

(Amounts in thousands)

                                              1995               1994
                                           ___________________________
Cash flows from operating activities:
  Net income                                $4,901             $2,765
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
    Depreciation and amoritzation            2,135              2,081
    Provision for losses on accounts
      receivable                               174                108
    Equity change in affiliate                   -                 10
    Change in assets and liabilities:
      Accounts receivable                   (1,902)             1,172
      Inventories                           (1,280)            (4,671)
      Prepaid expenses                        (716)              (408)
      Accounts payable and accrued
        liabilities                          1,965              1,271
      Income taxes payable                     772               (769)
    Increase in deferred taxes                 178                778
    Other                                      (29)               (55)
                                             _____              _____
Net cash provided by operating
  activities                                 6,198              2,282
                                             _____              _____
Cash flows from investing activities:
  Proceeds from disposal of property,
    plant and equipment                        128                   -
  Capital expenditures                      (1,707)            (1,870)
                                             _____              _____
Net cash used by investing activities       (1,579)            (1,870)
                                             _____              _____
Cash flows from financing activities:
  Net borrowings (repayment)
    of short-term borrowings                (1,750)             2,225
  Principal payments of long-term debt         (37)               (33)
  Sale of common stock under stock
    option plan                                140                 19
  Purchase of common stock for the
    treasury                                  (591)            (1,049)
  Dividends declared and paid               (1,885)            (1,903)
                                             _____              _____
Net cash used by financing
    activities                              (4,123)              (741)
                                             _____              _____
Net increase (decrease) in cash
    and cash equivalents                       496               (329)
Cash and cash equivalents at beginning
  of period                                  1,633              1,018
                                             _____              _____
Cash and cash equivalents at end of
  period                                    $2,129             $  689
                                             =====              =====
Supplemental cash flow information:
  Cash paid during the period for:
    Interest                                $  950             $  864
    Income taxes                               819              1,073
                                             _____              _____
                                            $1,769             $1,937
                                             =====              =====



                        SHELBY WILLIAMS INDUSTRIES, INC.

                               September 30, 1995



Item 1.  Financial Statements
     See attached unaudited statements as follows:

     Consolidated Statements of Income for three months and for nine months ended September 30, 1995 and 1994.

     Consoldiated Balance Sheets at September 30, 1995 and December 31,
1994.

     Consolidated Statements of Cash Flows for nine months ended
September 30, 1995 and 1994.


Item 2. Managements' Discussion and Analysis of Financial Condition and Results of Operations

         Material Changes in Financial Condition

     There were no major capital expenditures during the third quarter of 1995 and none are planned for the remainder of 1995. The Company's balance sheet strengthened during the nine months ended September 30, 1995, with shareholders' equity increasing by approximately $2.6 million to close with $51.2 million at which time the Company's current ratio stood at 2.0-to-1.

        Material Changes in Results of Operations

     Sales for the quarter ended September 30, 1995 increased 9.4 percent to $42,518,000 from $38,859,000 in the comparable period last year, of which
approximately one percent was due to pricing.   Refurbishing programs, which
had been delayed in the first part of this decade, have accelerated in
recent quarters, fueling much of this sales growth.   The gross margin
widened by two percentage points to 22 percent from 20 percent in the quarter, reflecting stronger overhead utilization, internal efficiencies and a favorable product mix. An improvement as a percent of sales in selling, general and administrative expenses, from 16.4 percent to 15.3 percent, resulted primarily as a function of volume. Third quarter net income rose 114 percent to $1,874,000, or 21 cents per share, from $876,000, or 10 cents per share, in the year-earlier quarter.

     For the first nine months of 1995, net income increased 77 percent to $4,901,000, or 55 cents per share, from $ 2,765,000, or 31 cents per share, a year ago. Sales grew 6 percent through September to $124.2 million from $117.2 million. The gross margin grew to 21.8 percent from 20.4 percent a year ago, owing to the same factors that helped third quarter margin growth.

     The backlog of unshipped orders as of September 30, 1995 was approximately $30 million.

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

            SHELBY WILLIAMS INDUSTRIES, INC.

                    (Registrant)




October 25, 1995                              S/Robert P. Coulter
                                      __________________________________
                                                Robert P. Coulter
                                             President and Director
                                          (Principal Operating Officer)






October 25, 1995                                S/Sam Ferrell
                                       _________________________________
                                                  Sam Ferrell
                                       Vice President of Finance, Treasurer
                                              and Assistant Secretary
                                           (Principal Financial Officer)