Form 10-K405
period 1995-12-31
SHELBY WILLIAMS INDUSTRIES INC
filed 1996-03-14
CIK 730564

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)

/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
    (FEE REQUIRED)
    For the fiscal year ended December 31, 1995
                    or

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
    (NO FEE REQUIRED)
    Commission file number 1-9457

                        SHELBY WILLIAMS INDUSTRIES, INC.

             (Exact name of registrant as specified in its charter)

                 Delaware                                62-0974443
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
      incorporation or organization)

         11-111 Merchandise Mart                           60654
            Chicago, Illinois                            (Zip Code)
 (Address of principal executive offices)

              Registrant's telephone number, including area code:
                                 (312) 527-3593

          Securities registered pursuant to Section 12(b) of the Act:

                                                   NAME OF EACH EXCHANGE
                                                    ON WHICH REGISTERED
                                            ------------------------------------
           TITLE OF EACH CLASS
------------------------------------------
       Common Stock, $.05 par value               New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _X_

    At March 1, 1996, there were 8,900,000 shares of the registrant's common stock outstanding. As of said date the aggregate market value of the voting stock held by non-affiliates of the registrant (computed by reference to the closing sale price on such date) was approximately $61,200,000.

    Documents incorporated by reference:

                                                    PART OF FORM 10-K INTO WHICH
                     DOCUMENT                         DOCUMENT IS INCORPORATED
--------------------------------------------------  ----------------------------
Registrant's annual report to stockholders for
 1995.............................................  Part II, Items 5-8
Registrant's definitive proxy statement to be
 filed for 1996 annual meeting....................  Part III, Items 10-13

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS.

    The registrant, Shelby Williams Industries, Inc. ("Shelby Williams" or the "Company"), a Delaware corporation incorporated in February, 1976, is the successor to a business formed in Chicago, Illinois in 1954. Its principal executive offices are located at 11-111 Merchandise Mart, Chicago, Illinois 60654, telephone (312) 527-3593. The Company has additional executive, operational and administrative offices at 150 Shelby Williams Drive, Morristown, Tennessee 37813, telephone (423) 586-7000.

GENERAL

    Shelby Williams designs, manufactures and distributes products for the contract furniture market. The Company has a significant position in the hospitality and foodservice markets through its "Shelby Williams" seating line, "King Arthur" line of function room furniture and "Sterno" accessories. The Company provides contemporary upholstered seating products under the names "Preview" and "Madison". It serves the health care, university, office furniture and other institutional markets through its "Thonet" division with health care and dormitory furniture, including chairs and tables, and ergonomically designed office seating products, desks and credenzas. The Company also distributes vinyl wallcoverings for residential, hotel and office use under the name "Sellers & Josephson," and markets other textile products to the architectural and design community through "SW Textiles". The Company distributes floor coverings and other textile products, as well as Shelby Williams products, in Hawaii and the entire Pacific Basin, through "PHF".

    The Company's products are distributed directly to hotel and foodservice chains, health care providers, colleges and universities, or their buying agencies and through interior designers, architects and contract furniture, foodservice and office furniture dealers. The Company maintains showrooms and sales offices in 14 cities. The Company's major manufacturing and warehousing facilities (at January 1, 1996) are located in Morristown, Tennessee; Statesville, North Carolina; Canton, Mississippi; High Point, North Carolina; Honolulu, Hawaii; Zacatecas, Mexico; and two locations in New Jersey.

    The Company estimates that, of its 1995 sales, approximately 75% were for the hospitality and foodservice industry, and 18% were for health care, university and office facilities. The balance of 7% was destined for other interior uses.

MARKETS AND CUSTOMERS

    The major hospitality and foodservice customers are large United States hotels, restaurant companies, casino and gaming operators, and independent purchasing companies, including: Hyatt Hotel Corp.; Holiday Inns, Inc.; Promus Companies, Inc.(Embassy Suites, Hampton Inns, and Homewood Suites); Marriott Hotel Corp.; Hilton Hotels Corp.; The Sheraton Corp.; Ramada International Hotels & Resorts; Budgetel Inns, Inc.; LaQuinta Motor Inns, Inc.; The Ritz-Carlton Hotel Company; Four Seasons Hotels, Inc.; Omni Hotels Corporation; John Q. Hammons Hotels, Inc.; Opryland USA, Inc.; The Walt Disney Company; Pizza Hut, Inc.; Wendy's International, Inc.; Luby's Cafeterias, Inc.; Darden Restaurants, Inc. (The Olive Garden Restaurants, Red Lobster); Circus Circus Enterprises, Inc.; Caesars Palace Corporation; The Mirage Resorts and Casino-Hotel, Inc.; Grand Casinos, Inc.; Harrah's Casinos, Inc.; Club Corporation International, Inc.; Pamela Temples Interiors, Inc.; Admiralty Trading Company; The Wasserstrom Co., Inc.; Benjamin Brothers, Inc.; and Leonard Parker Company, Inc.

    The major customers in the health care, university and other institutional markets are large health care providers, colleges, and universities, including:
Columbia/HCA Healthcare Corporation; Kaiser Foundation Health Plan, Inc.; Albert Einstein Medical Center; Parkland Memorial Hospital; University of Tennessee; Georgia Tech University; University of Georgia; and New Jersey Sports and Exposition Authority.

    The major customers for other contract furniture are office furniture dealers, corporate users and leading architectural and interior design firms, among which are: Office Environments, Inc.; California Business Interiors, Inc.; Sears, Roebuck and Co.; J.C. Penney Company; Walgreen Company; and May Design and Construction, Inc.

    The major wall covering customers are: Thybony Wall Coverings Co., Inc.; Patton Wallcoverings, Inc.; The Warner Company; and Seabrook Wallcoverings, Inc.

    Approximately 90% of the Company's products are manufactured to fill specific orders. The Company's ten largest customers accounted for approximately 17% of net sales in 1995, and no single customer accounted for more than 3% of 1995 net sales.

    The Company estimates that approximately 75% of the products it sells for the foodservice and lodging markets are used to replace existing seating at facilities which are being refurnished rather than to provide seating for new facilities. In general, the Company estimates that foodservice seating (whether for an independent restaurant or for facilities in a hotel or motel) is replaced approximately every eight to twelve years and seating in hotel and motel guest rooms every ten to fifteen years.

PRODUCTS

    The Company's product lines consist primarily of seating for dining, casino gaming, guest rooms, conference and banquet facilities, health care and dormitory furniture, and desks, credenzas and seating for general office and institutional use. At December 31, 1995, approximately 350 standard furniture products were available to the hospitality and foodservice industries, and approximately 200 standard furniture products were available for health care, university and other institutional use. The Company offers approximately 100 standard office furniture products. The Company's products are manufactured in hardwoods, such as maple, elm, oak, and walnut, as well as in rattan and metal and are available in a variety of finishes. Substantially all products are supplied under special order and are upholstered to customers' specifications. In addition, the Company manufactures and distributes a full range of vinyl wallcovering for the residential, hotel and office markets. The Company designs and markets approximately 50 standard patterns of textile products. These textile products are manufactured by outside suppliers and are used both on Shelby Williams' own seating products and distributed through dealers and interior designers for use by other manufacturers. The Company also distributes a wide line of floor coverings which are manufactured by outside suppliers.

MARKETING AND SALES

    The Company's sales and marketing staff consists of approximately 105 full-time employees, and the products are marketed to hotel and foodservice chains or their buying agencies and to other customers through interior designers, architects, contract furniture, foodservice and office furniture dealers. The Company invoices its products on a net ten day basis; however, as a matter of industry practice, payment is generally made within 30 days.

    The Company publishes four extensive catalog systems displaying the Company's products, which are distributed to architects, designers and dealers and are periodically supplemented as new products are introduced. Customers may order standard products directly from these catalogs or request changes to meet their design specifications.

    Marketing activities for the Company's products include advertising in major trade publications and the illustration of the Company's products in customers' catalogs. In addition, the Company exhibits at major national and international trade shows. The Company maintains showrooms and sales offices with display areas in 14 United States cities. The Company's design resource center in Honolulu, Hawaii, serves customers in the Pacific Basin and Far East.

TRADEMARKS AND TRADENAMES

    The Company sells its hospitality and foodservice products (as of January 1,
1996)  under  the  trademarks  "Shelby  Williams"-Registered  Trademark-,  "King
Arthur"-Registered Trademark- and "Sterno"-Registered Trademark-; its contemporary upholstered seating products under the names "Madison Furniture", and "Preview Furniture"-Registered Trademark-; and its health care, dormitory and office furniture, including chairs, tables, desks and credenzas under the trademark "Thonet"-Registered Trademark-. The Company markets cutting room tables and accessories under the "Phillocraft"-Registered Trademark- name; fabric products under the "SW Textiles" name and wallcoverings under the name "Sellers & Josephson." The Company distributes wall and floor coverings, fabrics, textiles, and furniture in Hawaii and the entire Pacific Basin under the name "PHF." Management believes that the goodwill associated with the Shelby Williams and Thonet names is of significant value to the Company, but does not consider any of the Company's patents, trademarks, or licenses to be of material importance to its business.

INTERNATIONAL OPERATIONS

    The Company sells its products in foreign countries directly or through licensees and distributors. Shelby Williams' customers in the international market are primarily large hotel companies. Export sales were approximately $15,538,000 in 1995, $16,279,000 in 1994, and $12,008,000 in 1993.

    The Company operates a frame and component manufacturing plant in Mexico. The year-end carrying value of property, plant and equipment at this facility was $3,751,000 for 1995, $4,051,000 for 1994, and $4,347,000 for 1993. All items produced at the plant are shipped to facilities of the Company in the United States for further processing. The value of these transfers amounted to $1,906,000 in 1995, $1,841,000 in 1994, and $1,555,000 in 1993.

    The Company licenses its products in four foreign countries, receiving royalty fees based primarily on sales. Weakness in the Mexican economy lead to liquidation of Shelby Williams de Mexico, S.A. de C.V., in which the Company had a twenty-five percent interest. The write-off, of the investment in and receivable from this affiliate in the fourth quarter of 1995, amounted to approximately $200,000. The Company's frame and component manufacturing plant in Mexico, mentioned above, was unaffected. Royalty revenues from the Company's licensees have not been significant to date.

BACKLOG

    The Company's backlog of orders at January 1, 1996, was approximately $29,700,000, as compared to approximately $28,400,000 at January 1, 1995. The Company expects to ship substantially all of its backlog by the end of 1996.

RAW MATERIALS AND SUPPLIES

    The  Company  uses  a  variety  of   raw  materials  and  supplies  in   its
manufacturing operations, principally lumber, plywood, rattan, other frame components, metal tubing, foam cushioning, vinyl and textiles.

    The Company is not dependent on any one supplier for any of its raw materials or supplies. The Company has not experienced any significant raw material or supply shortages.

MANUFACTURING AND ASSEMBLY

    The Company's manufacturing facilities (as of January 1, 1996) are located in Morristown, Tennessee; Statesville, North Carolina; Canton, Mississippi; High Point, North Carolina; Zacatecas, Mexico; and two locations in New Jersey. Management believes that the machinery and equipment used by the Company are in good operating condition.

    Operations consist of wood bending, wood working and finishing, assembly, metal forming and fabrication, plating, and electrostatic finishing. The Company also prints and laminates vinyl wallcoverings. The Company imports components for certain chair styles. All imported components are available domestically except for rattan, which is indigenous to the Philippines and Indonesia. These components, which are manufactured to the Company's specifications, are assembled, finished and upholstered by the Company. The Company also produces many of these components at its Mexican facility. All manufacturing operations emphasize quality control during the various production processes.

COMPETITION

    All aspects of the Company's business are highly competitive. The principal methods of competition in the industry include design, quality, service, product pricing and speed of delivery.

    Although there are no published industry statistics, the Company believes that it is the largest supplier of seating for both the foodservice and lodging markets in the United States, and that its sales volume is approximately 19% of the total seating requirements in these markets. The Company is not a significant factor in the office furniture seating market.

EMPLOYEES

    At January 1, 1996, the Company had approximately 1,746 full-time employees. Of these, approximately 1,507 were engaged in manufacturing, 134 in administrative and clerical positions, and 105 in sales and marketing. Those engaged in manufacturing include 243 employees in Mexico.

    Hourly manufacturing employees at both Morristown, Tennessee, and Canton, Mississippi, are represented by separate bargaining units with contracts expiring in November, 1996, and November, 1997, respectively. The Company believes that its relations with its employees are good.

ITEM 2. PROPERTIES.

    The Company at January 1, 1996 maintained facilities with an aggregate of approximately 1,800,000 square feet of space for its operations. The Company considers all of its facilities to be in good operating condition. Currently, the Company's manufacturing facilities are operating at approximately 80% of capacity. The following table summarizes the principal physical properties, both owned and leased, used by the Company in its operations:

                                                           APPROXIMATE
                                                              SQUARE
             LOCATION                        USE             FOOTAGE         OWNED/LEASED       EXPIRATION DATE
-----------------------------------  --------------------  ------------  --------------------  -----------------
Chicago, IL........................  Showroom/Offices            6,750   Leased                July, 2000
Morristown, TN.....................  Mfg./Offices              515,960   Owned                        --
Morristown, TN.....................  Mfg./Warehousing          228,000   Owned                        --
Canton, MS.........................  Mfg./Warehousing          406,000   Owned/Leased (1)      May, 2001(1)
High Point, NC.....................  Mfg./Warehousing          108,900   Leased                March, 2000(2)
Carlstadt, NJ......................  Mfg./Warehousing           35,000   Leased                April, 2004
Englewood, NJ......................  Mfg./Warehousing           68,000   Leased                Dec., 2003(3)
Statesville, NC....................  Mfg./Warehousing          326,670   Owned                        --
Honolulu, HI.......................  Warehousing                45,000   Leased                Aug., 2003(3)
Zacatecas, MX......................  Mfg./Warehousing           90,000   Owned                        --

------------------------
(1) Approximately 238,100 square feet owned and 167,900 leased.
(2) The Company has an option to renew the lease on existing terms for 10 additional years.
(3) The Company has an option to renew the lease for 10 additional years at a nominal rental increase.

    The Company has showrooms and sales offices in 14 United States cities, including Atlanta, Dallas, Honolulu, Los Angeles, and New York.

ITEM 3. LEGAL PROCEEDINGS.

    The Company is a defendant in various product liability lawsuits arising in the normal course of business. Management believes that the Company's insurance is adequate to cover its potential liability under all pending and threatened litigation. The Company believes, after consultation with counsel, that allegations of punitive damages, which are alleged in certain cases, are without merit.

    On July 15, 1992, a case was filed in the Chancery Court for Greene County, Tennessee, entitled Linda Foshie, Joseph Allen Foshie, David Ray Foshie, and Michael Scott Foshie, suing individually on their own behalf and as representative parties of a class action, plaintiffs, v. Steve Cansler, Fred Cansler, Jimmy Cansler, C & C Millwright Maintenance Co., Inc., Foamex Products, Inc., Recticel Foam Corporation, Foamex L.P., Morristown Foam Corporation, and Shelby Williams Industries, Inc., defendants. The complaint alleges, among other things, that defendants conspired to transport and store hazardous waste on premises which abutted the home of the named plaintiffs, that such activity violated both state and federal law, and that plaintiffs were damaged thereby. The complaint seeks, among other things, compensatory damages of $2.5 million for each of the four named plaintiffs and punitive damages of $5 million for each of the four named plaintiffs, and similar damages for other alleged class members. On August 11, 1992, a case was filed in the Circuit Court for Greene County, Tennessee entitled Richard Lee Cobble and wife, Patricia Day Cobble; Richard Lee Cobble, Jr.; Kenneth Dwayne Cobble; Claude Cobble and wife, Lenora Cobble; Gary A. Douthat and wife Julia A. Douthat; Donald Joseph Hewitt and wife Jacqueline Kay Hewitt; Robert Hensley, Jr. and wife Brenda Hensley; Penny Hensley
b/n/f and parents, Robert Hensley, Jr., and Brenda Hensley, Stephen Hensley b/n/f and parents, Robert Hensley, Jr., and Brenda Hensley, plaintiffs, v. Steve Cansler; Fred Cansler; Jimmy Cansler; C & C Milwright Maintenance Co., Inc.; Foamex Products, Inc.; Recticel Foam Corporation; Foamex L.P.; Morristown Foam Corporation; and Shelby Williams Industries, Inc., defendants, containing similar allegations and seeking $5 million in compensatory damages and $10 million in punitive damages for each of nine named plaintiff groups.

    The Company has been dismissed by the plaintiffs as a defendant in the lawsuits filed July 15, 1992 and August 11, 1992 by plaintiffs Linda Foshie, and others, and Richard Lee Cobble, and others, respectively. The Company's only costs for these claims were insignificant legal expenses. Another defendant in the Foshie case has filed a cross-complaint against the Company regarding claims against it by the same plaintiffs. The Company believes that the cross-complaint against it is without merit and that the Company has meritorious defenses. Among other things, the Company believes that no acts complained of by the plaintiffs in these cases occurred prior to July 1979, at which time the Company sold the stock in its subsidiary, Morristown Foam Corporation, which owned certain facilities involved in these cases, and that other than its past ownership of this subsidiary, the Company has no involvement with the facilities in question. In December 1995, the Company was served with a third party complaint filed by Steve Cansler in an action in the federal district court for the eastern district of Tennessee brought by Recticel Foam Corporation against Steve and Fred Cansler for cost recovery of funds spent by Recticel Foam Corporation in cleaning up the contamination that is the subject of the actions described above. In January 1996, the Company was served with an essentially identical third party complaint in the same action, filed by Fred Cansler. The Company believes that these third party complaints are meritless, for the same reasons which lead to the Company's dismissal from the tort actions described above.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT.

                                                  AGE AT          PRINCIPAL OCCUPATION AND POSITION
                     NAME                         2-1-96              AND OFFICE WITH REGISTRANT
-----------------------------------------------  ---------  ----------------------------------------------
Paul N. Steinfeld..............................     41      Chairman of the Board of Directors and Chief
                                                              Executive Officer since January, 1996; Vice
                                                              Chairman of the Board and Chief Executive
                                                              Officer from May, 1991 to January, 1996;
                                                              Vice Chairman of the Board and Chief
                                                              Administrative Officer from May, 1990 to
                                                              May, 1991; prior thereto Executive Vice
                                                              President. Director during past five years.
Robert P. Coulter..............................     53      President and Chief Operating Officer since
                                                              May, 1990; prior thereto President and
                                                              Treasurer. Director during past five years.
Manfred Steinfeld..............................     71      Chairman of Executive Committee and chairman
                                                              of executive compensation committee since
                                                              January, 1996; Chairman of the Board and
                                                              chairman of executive compensation committee
                                                              from May, 1991 to January, 1996; prior
                                                              thereto Chairman of the Board and Chief
                                                              Executive Officer and chairman of executive
                                                              compensation and stock option committee.
                                                              Director during past five years.
Peter W. Barile................................     53      Executive Vice President since May, 1990;
                                                              prior thereto Senior Vice President.
Sam Ferrell....................................     54      Vice President, Finance, Treasurer and Chief
                                                              Financial Officer and Assistant Secretary
                                                              since May, 1990; prior thereto Vice
                                                              President, Controller and Assistant
                                                              Secretary.

    The executive officers of the registrant are elected annually by the Board of Directors, hold office until their successors are chosen and qualify, and may be removed at any time by the affirmative vote of a majority of the Board. There are no written employment agreements with any executive officers. Manfred
Steinfeld is the father of Paul N. Steinfeld; there is no other family relationship between any director or executive officer of the Company.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    The information under the heading "Common Stock Information (Unaudited)" on page 18 of the Company's 1995 Annual Report to Stockholders is hereby incorporated by reference.

ITEM 6. SELECTED FINANCIAL DATA

    . The information under the heading "Five Year Summary of Selected Financial Data" on page 3 of the Company's 1995 Annual Report to Stockholders is hereby incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The information under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 21 of the Company's 1995 Annual Report to Stockholders is hereby incorporated by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The information contained on pages 13 (Consolidated Statements of Income), 14-15 (Consolidated Balance Sheets), 16 (Consolidated Statements of Cash Flows), 17 (Consolidated Statements of Stockholders' Equity), 18-20 (Notes to
Consolidated Financial Statements) and 20 (Report of Independent Auditors) of the Company's 1995 Annual Report to Stockholders is hereby incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Not applicable.

                                    PART III

    The information called for by Part III (Item 10 (Directors and Executive Officers of the Registrant), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management), and Item 13 (Certain Relationships and Related Transactions)) is incorporated by reference, to the extent required, from the Company's definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after December 31, 1995.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

    (a) List of financial statements and schedules.

        (1)  Financial  statements.  The  following  financial  statements   are
           incorporated by reference in Part II, Item 8 of this report:
           Consolidated Statements of Income for the years ended December 31, 1995, 1994, and 1993
           Consolidated Balance Sheets at December 31, 1995 and 1994 Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1994 and 1993
           Consolidated Statements of Stockholders' Equity for the years ended December 31, 1995, 1994 and 1993
           Notes to Consolidated Financial Statements
           Report of Independent Auditors

        (2) Financial statement schedules:

    None since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

    (b) No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

    (c) List of exhibits: See Exhibit Index immediately preceding exhibits.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 14, 1996
                                             SHELBY WILLIAMS INDUSTRIES, INC.

                                          --------------------------------------
                                                       (Registrant)

                                          By          PAUL N. STEINFELD

                                            ------------------------------------
                                                     Paul N. Steinfeld
                                                   Chairman of the Board

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                       NAME                                     TITLE                       DATE
--------------------------------------------------  ------------------------------  ---------------------

                PAUL N. STEINFELD                   Chairman of the Board and
     ---------------------------------------          Director (Principal
               (Paul N. Steinfeld)                    Executive Officer)

                ROBERT P. COULTER*                  President and Director
     ---------------------------------------
               (Robert P. Coulter)

                MANFRED STEINFELD*                  Chairman of the Executive
     ---------------------------------------          Committee and Director
               (Manfred Steinfeld)

                   SAM FERRELL*                     Vice President of Finance,
     ---------------------------------------          Treasurer and Assistant
                  (Sam Ferrell)                       Secretary (Principal
                                                      Financial and Accounting
                                                      Officer)
                                                                                    March 14, 1996
                 ROBERT L. HAAG*                    Director
     ---------------------------------------
                 (Robert L. Haag)

                WILLIAM B. KAPLAN*                  Director
     ---------------------------------------
               (William B. Kaplan)

                 HERBERT L. ROTH*                   Director
     ---------------------------------------
                (Herbert L. Roth)

                  TRISHA WILSON*                    Director
     ---------------------------------------
                 (Trisha Wilson)

*By         PAUL N. STEINFELD
               -----------------------------------
           Paul N. Steinfeld,
Attorney-in-fact

                                 EXHIBIT INDEX

 EXHIBIT
   NO.                                                DESCRIPTION                                               PAGE
---------  -------------------------------------------------------------------------------------------------  ---------

     3(i)  Registrant's  Certificate of Incorporation  and all amendments  thereto, filed as  Exhibit 3.1 to
           Registrant's annual report on Form 10-K for 1987 and hereby incorporated by reference.

  3(ii)    Registrant's By-Laws, as amended.

       4.0 The Registrant agrees  to furnish a  copy of the  capital lease referred  to in the  Registrant's
           Consolidated Financial Statements to the Commission upon request.

       4.1 The  Registrant agrees  to furnish  a copy  of the 7.8%  note agreement  dated July  31, 1992 and payable in quarterly installments of $1,000,000 beginning in October 1997, for $8,000,000, to the
           Commission upon request.

     *10.1 1994 Senior Management Incentive  Plan, filed as  Exhibit 10.5 to  Registrant's annual report  on
           Form 10-K for 1993 and hereby incorporated by reference.

     *10.2 1995  Senior Management Incentive  Plan, filed as  Exhibit 10.3 to  Registrant's annual report on
           Form 10-K for 1994 and hereby incorporated by reference.

     *10.3 1996 Senior Management Plan.

     *10.4 Registrant's 1992  Key  Employees'  Incentive  Stock  Option  Plan,  filed  as  Exhibit  10.6  to
           Registrant's annual report on Form 10-K for 1991 and hereby incorporated by reference.

     *10.5 Registrant's  1995 Directors' Stock Option Plan, filed  as Exhibit 10.1 to Registrant's Form 10-Q for quarter ended March 31, 1995 and hereby incorporated by reference.

      13.1 Portions of Registrant's annual report to stockholders for 1995.

      21.1 Subsidiaries of the Registrant, filed as Exhibit 22.1 to Registrant's annual report on Form  10-K for 1990 and hereby incorporated by reference.

      23.1 Consent of accountants to incorporation by reference in Form 10-K.

      23.2 Consent of accountants to incorporation by reference in Form S-8.

      24.1 Power of Attorney.

      27.1 Financial Data Schedule (EDGAR only).

------------------------
*   Compensation plan.