Form 10-Q
period 1996-03-31
SHELBY WILLIAMS INDUSTRIES INC
filed 1996-05-06
CIK 730564

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended  March 31, 1996

Commission file Number   1-9457

           SHELBY WILLIAMS INDUSTRIES, INC.
(Exact name of registrant as specified in its charter.)

            Delaware                  62-0974443
(State or other jurisdiction of    (I.R.S. Employer
incorporation or organization)     Identification No.)

    11-111 Merchandise Mart
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


                         YES [X]        NO [ ]

     At April 29, 1996, there were 8,847,200 shares of registrant's common stock outstanding.


                    PART I - FINANCIAL INFORMATION

                    SHELBY WILLIAMS INDUSTRIES, INC.

                   Consolidated Statements of Income

                           Three Months Ended

                         March 31, 1996 and 1995
                              (Unaudited)

(Amounts in thousands, except per share data)
                                 1996                         1995
                               _________                    ________


Net sales                       $40,734                      $39,301

Cost of goods sold               31,643                       30,901
                                 ______                       ______
Gross profit                      9,091                        8,400

Selling, general and
 administrative
 expenses                         6,252                        6,340
                                 ______                       ______
                                  2,839                        2,060
Other deductions
  (income):
  Interest expense                  281                          337
  Interest and dividend
    income                           (2)                          (2)
  Miscellaneous expense
    (income)                         35                          (40)
                                 ______                       ______
                                    314                          295
                                 ______                       ______
Income before income
  taxes                           2,525                        1,765
                                 ______                       ______
Income taxes:
  Current                           721                          381
  Deferred                           59                           59
                                 ______                       ______
                                    780                          440
                                 ______                       ______

Net income                     $  1,745                     $  1,325
                                 ======                       ======
Net income per share           $    .20                     $    .15
                                 ======                       ======
Weighted average number
  of common shares
  outstanding                     8,884                        8,979
                                 ======                       ======




                       SHELBY WILLIAMS INDUSTRIES, INC.

                         Consolidated Balance Sheets

                      March 31, 1996 and December 31, 1995
                                 (Unaudited)


(Amounts in thousands, except per share data)
                                   March 31, 1996      December 31, 1995
                                   _______________     _________________

ASSETS
Current assets:
  Cash and cash equivalents           $ 2,050              $ 2,376
  Accounts receivable, less
    allowance for doubtful
    accounts of $410 at
    March 31, 1996 and
    $423 at December 31,
    1995                               24,798               25,198
  Inventories:
  Raw materials                        13,097               12,349
  Work in process                       4,184                4,598
  Finished goods                       11,470               11,488
                                       ______               ______
                                       28,751               28,435
  Prepaid expense                       3,180                3,247
                                       ______               ______
Total current assets                   58,779               59,256
Excess of cost over net assets
  of acquired company                     176                  178
Property, plant and equipment
  at cost:
  Land and land improvements            2,876                2,876
  Buildings and leasehold
    improvements                       25,425               25,408
  Machinery and equipment              25,121               25,029
  Construction in progress                151                    -
                                       ______               ______
                                       53,573               53,313
    Less accumulated
      depreciation and
      amortization                     24,734               24,082
                                       ______               ______
                                       28,839               29,231
Other assets                            1,258                1,242
                                       ______               ______
                                      $89,052              $89,907
                                       ======               ======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings               $ 4,500              $ 5,900
  Accounts payable                     11,624               10,425
  Customer deposits on
    orders in process                   4,192                3,245
  Accrued liabilities                   4,462                6,787
  Income taxes                            907                  828
  Current portion of long-
    term debt                              55                   55
                                       ______               ______
Total current liabilities              25,740               27,240

Long-term debt                          8,826                8,840
Deferred income taxes                   2,162                2,103

Stockholder's equity:
  Common stock, $.05 par value;
    authorized 30,000 shares;
    issued 11,779 shares
    (1995-11,779 shares)                  589                  589
  Capital in excess of par value        7,855                7,855
  Retained earnings                    64,519               63,398
  Pension liability adjustment           (908)                (908)
                                       ______               ______
                                       72,055               70,934
Less common stock held in
  treasury; 2,926 shares
  at cost (1995-2,879)                 19,731               19,210
                                       ______               ______
Total stockholders' equity             52,324               51,724

                                      $89,052              $89,907
                                       ======               ======



                        SHELBY WILLIAMS INDUSTRIES, INC.

                      Consolidated Statements of Cash Flows

                   Three Months Ended March 31, 1996 and 1995
                                  (Unaudited)

(Amounts in thousands)

                                              1996               1995
                                           ___________________________
Cash flows from operating activities:
  Net income                                $1,745             $1,325
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
    Depreciation and amoritzation              697                715
    Provision for losses on accounts
      receivable                                15                 75
    Change in assets and liabilities:
      Accounts receivable                      385              1,927
      Inventories                             (316)               284
      Prepaid expenses                          67               (190)
      Accounts payable and accrued
        liabilities                           (179)               (62)
      Income taxes payable                      79                381
    Increase in deferred taxes                  59                 59
    Other                                      (16)               (79)
                                             _____              _____
Net cash provided by operating
  activities                                 2,536              4,435
                                             _____              _____
Cash flows from investing activities:
  Proceeds from disposal of property,
    plant and equipment                          -                 13
  Capital expenditures                        (303)              (325)
                                             _____              _____
Net cash used by investing activities         (303)              (312)
                                             _____              _____
Cash flows from financing activities:
  Net repayment of short-term borrowings    (1,400)            (2,350)
  Principal payments of long-term debt         (14)               (12)
  Sale of common stock under stock
    option plan                                  -                 23
  Purchase of common stock for the
    treasury                                  (521)              (181)
  Dividends declared and paid                 (624)              (630)
                                             _____              _____
Net cash used by financing activities       (2,559)            (3,150)
                                             _____              _____
Net increase (decrease) in cash               (326)               973
Cash and cash equivalents at beginning
  of period                                  2,376              1,633
                                             _____              _____
Cash and cash equivalents at end of
  period                                    $2,050             $2,606
                                             =====              =====
Supplemental cash flow information:
  Cash paid during the period for:
    Interest                                $  280             $  340
    Income taxes                               642                  -
                                             _____              _____
                                            $  922             $  340
                                             =====              =====



                        SHELBY WILLIAMS INDUSTRIES, INC.

                                March 31, 1996



Item 1.  Financial Statements
     See attached unaudited statements as follows:

     Consolidated Statements of Income for three months ended
March 31, 1996 and 1995.

     Consoldiated Balance Sheets at March 31, 1996 and December 31,
1995.

     Consolidated Statements of Cash Flows for three months ended
March 31, 1996 and 1995.

Item 2. Managements' Discussion and Analysis of Financial Condition and Results of Operations

         Material Changes in Financial Condition

      During the first quarter of 1996, interest bearing debt was reduced by $1.4 million. During the same period, the Company purchased 47,000 shares of its common stock for $522,000 at an average repurchase price of $11.16 per share. These repurchases were made to use in connection with exercise of options granted and to be granted under the Company's stock option plans and for other proper corporate purposes. The Board of Directors has authorized the repurchase of an additional 106,000 shares. The Company may purchase these shares from time to time in the future, with purchase decisions to be dependent on market conditions and other factors.

      At quarter's end, shareholders' equity was $52,324,000, or $5.91 per share, and working capital totaled $33 million, reflecting a 2.3-to-1 current ratio. There were no major capital expenditures in the first quarter and none are planned for 1996.

         Material Changes in Results of Operation

      Volume from strength in all of the Company's key markets resulted in a 4 percent sales increase for the quarter ended March 31, 1996 to $40.7 million from $39.3 million in 1995. Net income totaled $1.7 million, a 32% increase over $1.3 million in the first quarter of 1995. Earnings per share of $.20 for the first quarter increased 33% from $.15 in the same period in 1995. Increased efficiencies contributed to gross margin improvement to 22.3 percent from 21.4 percent.

      Quarterly results improved in spite of three lost production days due to winter storms. The Company's Hotel and Food Service Division, recorded its best month ever in terms of new orders in March. The Company's backlog of unshipped orders was approximately $31 million at both March 31, 1996 and 1995.

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





             SHELBY WILLIAMS INDUSTRIES, INC.

                      (Registrant)



April 29, 1996                          S/Robert P. Coulter
                                   ________________________________
                                          Robert P. Coulter
                                       President and Director
                                    (Principal Operating Officer)








April 29, 1996                            S/Sam Ferrell
                                   ________________________________
                                            Sam Ferrell
                                 Vice President of Finance, Treasurer
                                       and Assistant Secretary
                                    (Principal Financial Officer)