Form 10-Q
period 1996-06-30
SHELBY WILLIAMS INDUSTRIES INC
filed 1996-07-16
CIK 730564

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended  June 30, 1996


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


                         YES [X]        NO [ ]

     At July 15, 1996, there were 8,758,534 shares of registrant's common stock outstanding.


                    PART I - FINANCIAL INFORMATION

                    SHELBY WILLIAMS INDUSTRIES, INC.

                   Consolidated Statements of Income

                   Three Months and Six Months Ended

                         June 30, 1996 and 1995
                              (Unaudited)

(Amounts in thousands, except per share data)
                               Three Months Ended       Six Months Ended
                                    June 30,                June 30,
                                 1996       1995        1996       1995
                               ________   ________    ________   ________


Net sales                       $43,548    $42,352     $84,282   $81,653

Cost of goods sold               33,654     33,075      65,297    63,976
                                 ______     ______      ______    ______
Gross profit                      9,894      9,277      18,985    17,677

Selling, general and
 administrative
 expenses                         6,655      6,631      12,907    12,971
                                 ______     ______      ______    ______
                                  3,239      2,646       6,078     4,706
Other deductions
  (income):
  Interest expense                  273        296         554       633
  Interest and dividend
    income                            -          -          (2)       (2)
  Miscellaneous expense
    (income)                        (23)        37          12        (3)
                                 ______     ______      ______    ______
                                    250        333         564       628
                                 ______     ______      ______    ______
Income before income
  taxes                           2,989      2,313       5,514     4,078
                                 ______     ______      ______    ______
Income taxes:
  Current                           897        552       1,618       932
  Deferred                           60         59         119       119
                                 ______     ______      ______    ______
                                    957        611       1,737     1,051
                                 ______     ______      ______    ______

Net income                     $  2,032    $ 1,702     $ 3,777   $ 3,027
                                 ======     ======      ======    ======
Net income per share           $    .23    $   .19     $   .43   $   .34
                                 ======     ======      ======    ======
Weighted average number
  of common shares
  outstanding                     8,818      8,968       8,851     8,974
                                 ======     ======      ======    ======




                       SHELBY WILLIAMS INDUSTRIES, INC.

                         Consolidated Balance Sheets

                      June 30, 1996 and December 31, 1995
                                 (Unaudited)


(Amounts in thousands, except per share data)
                                    June 30, 1996      December 31, 1995
                                   _______________     _________________

ASSETS
Current assets:
  Cash and cash equivalents           $ 2,984              $ 2,376
  Accounts receivable, less
    allowance for doubtful
    accounts of $418 at
    June 30, 1996 and
    $423 at December 31,
    1995                               25,223               25,198
  Inventories:
  Raw materials                        13,455               12,349
  Work in process                       4,295                4,598
  Finished goods                       12,379               11,488
                                       ______               ______
                                       30,129               28,435
  Prepaid expense                       3,266                3,247
                                       ______               ______
Total current assets                   61,602               59,256
Excess of cost over net assets
  of acquired company                     173                  178
Property, plant and equipment
  at cost:
  Land and land improvements            2,901                2,876
  Buildings and leasehold
    improvements                       25,549               25,408
  Machinery and equipment              25,328               25,029
  Construction in progress                 68                    -
                                       ______               ______
                                       53,846               53,313
    Less accumulated
      depreciation and
      amortization                     25,379               24,082
                                       ______               ______
                                       28,467               29,231
Other assets                            1,220                1,242
                                       ______               ______
                                      $91,462              $89,907
                                       ======               ======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings               $ 4,700              $ 5,900
  Accounts payable                     14,023               10,425
  Customer deposits on
    orders in process                   4,551                3,245
  Accrued liabilities                   4,220                6,787
  Income taxes                            232                  828
  Current portion of long-
    term debt                              55                   55
                                       ______               ______
Total current liabilities              27,781               27,240

Long-term debt                          8,812                8,840
Deferred income taxes                   2,222                2,103

Stockholder's equity:
  Common stock, $.05 par value;
    authorized 30,000 shares;
    issued 11,779 shares
    (1995-11,779)                         589                  589
  Capital in excess of par value        7,855                7,855
  Retained earnings                    65,935               63,398
  Pension liability adjustment           (908)                (908)
                                       ______               ______
                                       73,471               70,934
Less common stock held in
  treasury; 3,021 shares
  at cost (1995-2,879)                 20,824               19,210
                                       ______               ______
Total stockholders' equity             52,647               51,724
                                       ______               ______
                                      $91,462              $89,907
                                       ======               ======



                        SHELBY WILLIAMS INDUSTRIES, INC.

                      Consolidated Statements of Cash Flows

                     Six Months Ended June 30, 1996 and 1995
                                  (Unaudited)

(Amounts in thousands)

                                              1996               1995
                                           ___________________________
Cash flows from operating activities:
  Net income                                $3,777             $3,027
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
    Depreciation and amoritzation            1,395              1,431
    Provision for losses on accounts
      receivable                                31                149
    Change in assets and liabilities:
      Accounts receivable                      (56)              (467)
      Inventories                           (1,694)            (1,241)
      Prepaid expenses                         (19)                93
      Accounts payable and accrued
        liabilities                          2,337              3,201
      Income taxes payable                    (596)               683
    Increase in deferred taxes                 119                119
    Other                                       22                  6
                                             _____              _____
Net cash provided by operating
  activities                                 5,316              7,001
                                             _____              _____
Cash flows from investing activities:
  Proceeds from disposal of property,
    plant and equipment                          5                 93
  Capital expenditures                        (631)            (1,104)
                                             _____              _____
Net cash used by investing activities         (626)            (1,011)
                                             _____              _____
Cash flows from financing activities:
  Net repayment of short-term
    borrowings                              (1,200)            (3,500)
  Principal payments of long-term debt         (28)               (24)
  Sale of common stock under stock
    option plan                                  -                 23
  Purchase of common stock for the
    treasury                                (1,614)              (485)
  Dividends declared and paid               (1,240)            (1,259)
                                             _____              _____

Net cash used by financing activities       (4,082)            (5,245)
                                             _____              _____
Net increase in cash and cash
    equivalents                                608                745
Cash and cash equivalents at beginning
  of period                                  2,376              1,633
                                             _____              _____
Cash and cash equivalents at end of
  period                                    $2,984             $2,378
                                             =====              =====
Supplemental cash flow information:
  Cash paid during the period for:
    Interest                                $  553             $  636
    Income taxes                             1,434                249
                                             _____              _____
                                            $1,987             $  885
                                             =====              =====



                        SHELBY WILLIAMS INDUSTRIES, INC.

[PERIOD]                         June 30, 1996



Item 1.  Financial Statements
     See attached unaudited statements as follows:

     Consolidated Statements of Income for three months and for six months ended June 30, 1996 and 1995.

     Consoldiated Balance Sheets at June 30, 1996 and December 31,
1995.

     Consolidated Statements of Cash Flows for six months ended
June 30, 1996 and 1995.


Item 2. Managements' Discussion and Analysis of Financial Condition and Results of Operations

         Material Changes in Financial Condition

     During the second quarter of 1996, the Company purchased 95,000 shares of its common stock for $1.1 million at an average repurchase price of $11.50 per share. These repurchases were made to use in connection with the Company's employee benefit plans and for other proper corporate purposes.
On July 10, 1996, the Board of Directors authorized repurchase of an additional 300,000 shares. The Company may purchase these shares from time to time in the future, with purchase decisions to be dependent on market conditions and other factors. There were no major capital expenditures during the quarter and none are planned for the remainder of 1996.


      During the first six months of 1996, the Company reduced short-term borrowings by $1.2 million to $4.7 million at June 30, 1996, while it also repurchased $1.6 million in stock for the treasury. Stockholders' equity per share of $6.01, was up 7.7 percent from $5.58 per share, a year earlier. The Company's current ratio at June 30, 1996 was a conservative 2.2-to-1.


        Material Changes in Results of Operations

     Sales for the quarter ended June 30, 1996 increased 2.8 percent to $43,548,000 from $42,352,000 in the comparable period last year, due to increased volume driven in large part by continuing release of pent-up demand in the hotel refurbishing sector. A more profitable product mix and ongoing improvements in operating efficiencies resulted in gross margin improvement to 22.7 percent for the second quarter of 1996 compared to 21.9 percent for the prior year second quarter. Net income grew 19.4 percent to $2,032,000, or 23 cents per share, from $1,702,000, or 19 cents per share, last year. An improvement as a percent of sales in selling, general and administrative expenses, from 15.7 percent to 15.3 percent, resulted primarily as a function of volume.

     For the first half of 1996, earnings increased 24.8 percent to $3,777,000, or 43 cents per share, compared with $3,027,000 or 34 cents per share the year before. Sales of $84,282,000 increased 3.2 percent from $81,653,000 for the first six months of 1995.

     At July 5, 1996, the end of one-week vacation shut-down, the Company's backlog of unshipped orders for the beginning of July 1996 production was approximately $36.8 million, a record high and an eight percent increase over the prior year.

                           PART II - OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders

     At the Company's annual meeting of stockholders held May 7, 1996, the following matters were voted:

     Election of directors:

     Name                           Vote For           Vote Withheld
     ____                           ________           _____________

     Robert P. Coulter              8,196,341             25,044
     Robert L. Haag                 8,205,382             16,003
     William B. Kaplan              8,205,546             15,839
     Douglas A. Parker              8,205,546             15,839
     Herbert L. Roth                8,195,814             25,541
     Manfred Steinfeld              8,196,081             25,304
     Paul N. Steinfeld              8,196,341             25,044
     Trisha Wilson                  8,206,858             14,527


     Approval of independent auditors:

     FOR:  8,215,398         AGAINST:  3,674       ABSTAIN:  2,313

     No broker non-votes were recorded.



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

            SHELBY WILLIAMS INDUSTRIES, INC.

                    (Registrant)




July 15, 1996                                 S/Robert P. Coulter
                                      __________________________________
                                                Robert P. Coulter
                                             President and Director
                                          (Principal Operating Officer)






July 15, 1996                                   S/Sam Ferrell
                                       _________________________________
                                                  Sam Ferrell
                                       Vice President of Finance, Treasurer
                                              and Assistant Secretary
                                           (Principal Financial Officer)