Form 10-Q
period 1996-09-30
SHELBY WILLIAMS INDUSTRIES INC
filed 1996-11-04
CIK 730564

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended  September 30, 1996


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


                         YES [X]        NO [ ]

     At November 4, 1996, there were 8,750,854 shares of registrant's common stock outstanding.


                    PART I - FINANCIAL INFORMATION

                    SHELBY WILLIAMS INDUSTRIES, INC.

                   Consolidated Statements of Income

                   Three Months and Nine Months Ended

                       September 30, 1996 and 1995
                              (Unaudited)

(Amounts in thousands, except per share data)
                               Three Months Ended      Nine Months Ended
                                  September 30,          September 30,
                                 1996       1995        1996       1995
                               ________   ________    ________   ________


Net sales                       $43,250    $42,518    $127,532  $124,171

Cost of goods sold               33,345     33,139      98,642    97,115
                                 ______     ______      ______    ______
Gross profit                      9,905      9,379      28,890    27,056

Selling, general and
 administrative
 expenses                         6,433      6,502      19,340    19,473
                                 ______     ______      ______    ______
                                  3,472      2,877       9,550     7,583
Other deductions
  (income):
  Interest expense                  253        319         807       952
  Interest and dividend
    income                           (2)        (6)         (4)       (8)
  Miscellaneous
     income                         (14)       (28)         (2)      (31)
                                 ______     ______      ______    ______
                                    237        285         801       913
                                 ______     ______      ______    ______
Income before income
  taxes                           3,235      2,592       8,749     6,670
                                 ______     ______      ______    ______
Income taxes:
  Current                           976        659       2,594     1,591
  Deferred                           59         59         178       178
                                 ______     ______      ______    ______
                                  1,035        718       2,772     1,769
                                 ______     ______      ______    ______

Net income                     $  2,200    $ 1,874     $ 5,977   $ 4,901
                                 ======     ======      ======    ======
Net income per share           $    .25    $   .21     $   .68   $   .55
                                 ======     ======      ======    ======
Weighted average number
  of common shares
  outstanding                     8,758      8,952       8,820     8,967
                                 ======     ======      ======    ======




                       SHELBY WILLIAMS INDUSTRIES, INC.

                         Consolidated Balance Sheets

                   September 30, 1996 and December 31, 1995
                                 (Unaudited)


(Amounts in thousands, except per share data)
                                 September 30, 1996    December 31, 1995
                                   _______________     _________________

ASSETS
Current assets:
  Cash and cash equivalents           $ 1,676              $ 2,376
  Accounts receivable, less
    allowance for doubtful
    accounts of $400 at
    September 30, 1996 and
    $423 at December 31,
    1995                               23,856               25,198
  Inventories:
  Raw materials                        13,338               12,349
  Work in process                       3,243                4,598
  Finished goods                       12,384               11,488
                                       ______               ______
                                       28,965               28,435
  Prepaid expense                       3,930                3,247
                                       ______               ______
Total current assets                   58,427               59,256
Excess of cost over net assets
  of acquired company                     171                  178
Property, plant and equipment
  at cost:
  Land and land improvements            2,930                2,876
  Buildings and leasehold
    improvements                       22,942               25,408
  Machinery and equipment              23,991               25,029
  Construction in progress                 18                    -
                                       ______               ______
                                       49,881               53,313
    Less accumulated
      depreciation and
      amortization                     23,576               24,082
                                       ______               ______
                                       26,305               29,231
Other assets                            1,808                1,242
                                       ______               ______
                                      $86,711              $89,907
                                       ======               ======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings               $ 2,800              $ 5,900
  Accounts payable                      9,670               10,425
  Customer deposits on
    orders in process                   4,609                3,245
  Accrued liabilities                   4,712                6,787
  Income taxes                            659                  828
  Current portion of long-
    term debt                             -0-                   55
                                       ______               ______
Total current liabilities              22,450               27,240

Long-term debt                          8,000                8,840
Deferred income taxes                   2,281                2,103

Stockholder's equity:
  Common stock, $.05 par value;
    authorized 30,000 shares;
    issued 11,792 shares
    (1995-11,779)                         590                  589
  Capital in excess of par value        7,969                7,855
  Retained earnings                    67,431               63,398
  Pension liability adjustment           (908)                (908)
                                       ______               ______
                                       75,082               70,934
Less common stock held in
  treasury; 3,044 shares
  at cost (1995-2,879)                 21,102               19,210
                                       ______               ______
Total stockholders' equity             53,980               51,724
                                       ______               ______
                                      $86,711              $89,907
                                       ======               ======



                        SHELBY WILLIAMS INDUSTRIES, INC.

                      Consolidated Statements of Cash Flows

                   Nine Months Ended September 30, 1996 and 1995
                                  (Unaudited)

(Amounts in thousands)

                                              1996               1995
                                           ___________________________
Cash flows from operating activities:
  Net income                                $5,977             $4,901
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
    Depreciation and amoritzation            2,065              2,135
    Provision for losses on accounts
      receivable                                43                174
    Change in assets and liabilities net
      of effects from sale of facility:
      Accounts receivable                    1,299             (1,902)
      Inventories                           (2,131)            (1,280)
      Prepaid expenses                        (819)              (716)
      Accounts payable and accrued
        liabilities                         (1,366)             1,965
      Income taxes payable                    (169)               772
    Increase in deferred taxes                 178                178
    Other                                       16                (29)
                                             _____              _____
Net cash provided by operating
  activities                                 5,093              6,198
                                             _____              _____
Cash flows from investing activities:
  Proceeds from disposal of property,
    plant and equipment                          5                128
  Proceeds from sale of facility             2,000                  -
  Capital expenditures                        (945)            (1,707)
                                             _____              _____
Net cash provided (used) by
  investing activities                       1,060             (1,579)
                                             _____              _____
Cash flows from financing activities:
  Net repayment of short-term
    borrowings                              (3,100)            (1,750)
  Principal payments of long-term debt         (32)               (37)
  Sale of common stock under stock
    option plan                                115                140
  Purchase of common stock for the
    treasury                                (1,892)              (591)
  Dividends declared and paid               (1,944)            (1,885)
                                             _____              _____

Net cash used by financing activities       (6,853)            (4,123)
                                             _____              _____
Net increase (decrease) in cash and
    cash equivalents                          (700)               496
Cash and cash equivalents at beginning
  of period                                  2,376              1,633
                                             _____              _____
Cash and cash equivalents at end of
  period                                    $1,676             $2,129
                                             =====              =====
Supplemental cash flow information:
  Cash paid during the period for:
    Interest                                $  799             $  950
    Income taxes                             2,763                819
                                             _____              _____
                                            $3,562             $1,769
                                             =====              =====



                        SHELBY WILLIAMS INDUSTRIES, INC.

[PERIOD]                      September 30, 1996



Item 1.  Financial Statements
     The attached unaudited statements include all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal recur-ring nature. The statements are as follows:


     Consolidated Statements of Income for three months and for nine months ended September 30, 1996 and 1995.

     Consoldiated Balance Sheets at September 30, 1996 and December 31,
1995.

     Consolidated Statements of Cash Flows for nine months ended
September 30, 1996 and 1995.


Item 2. Managements' Discussion and Analysis of Financial Condition and Results of Operations

         Material Changes in Financial Condition

      The Company made changes in its product and manufacturing strategies during December 1994, designed to make the Company more competitive in the industry. The plan was to exit certain portions of the Company's enterprise by selling an upholstery business with a related manufacturing facility and discontinuing a part of the product lines in the health care, university and office markets, resulting in closure of another plant. The Company antici-pated completing the restructuring by December 31, 1995; however, the sale of the upholstery business was not completed until August 1996. The planned discontinuance of a part of the product lines in the health care, university and office markets was completed in 1995 resulting in the reduction of operations of that plant by approximately 75 percent. The Company planned to move the remaining production to other facilities and close the plant by September 30, 1996, but changing economic conditions, particularly labor shortages at those facilities, necessitated changing the plan to continue the reduced level of production, which is mainly in a portion of the plant owned by the Company. The minor change does not affect the original restructuring provision.


      During the first nine months of 1996, the Company reduced short-term borrowings by $3.1 million of which $2.0 million was provided by the sale of the upholstery business and related facility indicated above. There were no major capital expenditures during this period and none are planned for the remainder of 1996. Stockholders' equity per share of $6.16 was up
7.7 percent from $5.72 per share, a year earlier. The Company's current ratio at September 30, 1996 was a conservative 2.6-to-1.


         Material Changes in Results of Operations

      Sales for the quarter ended September 30, 1996 increased 1.7 percent to $43,250,000 from $42,518,000 in the third quarter of 1995, due to increased volume despite the sale of the upholstery business referred to above.
Pre-tax income in the quarter increased 24.8 percent to $3,235,000, or 7.5 percent of sales, compared to $2,592,000, or 6.1 percent of sales, in the third quarter 1995 of which approximately one-fourth of the improvement as a percent of sales resulted from selling the marginally profitable upholstery business. The remaining improvement was primarily due to better operating efficiencies and function of volume. Because of tax credits no longer available, the effective tax rate increased 4.3 percent. Net income increased 17.4 percent, and income per share of $.25 for the quarter in-creased 19.0 percent from $.21 in the same period in 1995.

      Sales for the nine months ended September 30, 1996 increased 2.7 percent to $127.5 million from $124.2 million in the same period of 1995. Net income was $6.0 million, a 22.0 percent increase over $4.9 million, while earnings per share of $.68 for the first nine months of 1996 in-creased 23.6 percent from $.55 in the same period of 1995.

      The Company's backlog of unshipped orders at September 30, 1996 was $35.1 million, up 20 percent over last year.

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

            SHELBY WILLIAMS INDUSTRIES, INC.

                    (Registrant)




November 4, 1996                              S/Robert P. Coulter
                                      __________________________________
                                                Robert P. Coulter
                                             President and Director
                                          (Principal Operating Officer)






November 4, 1996                                 S/Sam Ferrell
                                       _________________________________
                                                  Sam Ferrell
                                       Vice President of Finance, Treasurer
                                              and Assistant Secretary
                                           (Principal Financial Officer)