Form 10-K405
period 1996-12-31
SHELBY WILLIAMS INDUSTRIES INC
filed 1997-03-04
CIK 730564

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(Mark One)

/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the fiscal year ended December 31, 1996
                         or
/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      Commission file number 1-9457

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

          Securities registered pursuant to Section 12(b) of the Act:

                                                   NAME OF EACH EXCHANGE
           TITLE OF EACH CLASS                      ON WHICH REGISTERED
------------------------------------------  ------------------------------------
       Common Stock, $.05 par value               New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _X_

    At February 13, 1997, there were 8,743,863 shares of the registrant's common stock outstanding. As of said date the aggregate market value of the voting stock held by non-affiliates of the registrant (computed by reference to the closing sale price on such date) was approximately $83,280,000.

    Documents incorporated by reference:

                                                    PART OF FORM 10-K INTO WHICH
                     DOCUMENT                         DOCUMENT IS INCORPORATED
--------------------------------------------------  ----------------------------
Registrant's annual report to stockholders for
 1996.............................................  Part II, Items 5-8

Registrant's definitive proxy statement to be
 filed for 1997 annual meeting....................  Part III, Items 10-13

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

    In the third quarter of 1996, the Company sold the business and related manufacturing facility of its "Preview" line of contemporary upholstered seating products at its approximate carrying value. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note to Consolidated Financial Statements captioned "Restructuring Charge."

INDUSTRY

    The contract furniture industry in which Shelby Williams primarily operates serves the hospitality (including lodging, gaming, interval vacation and country club), food service, university, healthcare and other institutional markets. Approximately 80% of the Company's 1996 net sales were to the hospitality and food service markets.

    Shelby Williams estimates, based upon its experience and knowledge of its markets, that demand for seating products in the hospitality and food service industries is primarily for the refurbishment of existing facilities rather than seating in new facilities. Shelby Williams estimates that food service seating (including seating for food service facilities in hotels) is replaced approximately every eight to 12 years and seating for hotel guest rooms every ten to 15 years. In light of the significant level of acquisitions in the lodging industry over the last two years and the trend of new owners to refurbish and reposition following an acquisition, industry analysts expect strong levels of refurbishing. In addition, increased profits in the lodging industry resulting from high occupancy levels, coupled with increasing average daily rates, have made additional funds available for refurbishing. According to industry research, profitability levels in the United States lodging industry are expected to remain strong over the next few years.

    New construction activity also provides opportunities for additional contract seating sales. According to independent industry analysts, over 100,000 rooms were constructed in 1996, a 20.8% increase over the previous year. New construction activity reflects high profits in the lodging industry due to strong occupancy levels and increasing average daily rates.

    Based on net sales, management estimates that Shelby Williams is approximately three times larger than the next largest manufacturer of contract seating products for the hospitality and food service industries. The markets for the seating products in which Shelby Williams competes are served by a small number of relatively large, privately-held companies and divisions of publicly-held companies and a large number of relatively small, privately-held regional manufacturers. Shelby Williams believes that its size provides it with certain advantages relative to its competitors.

GENERAL

    Shelby Williams is the leading designer, manufacturer and distributor of seating products used in the hospitality (including lodging, gaming, interval vacation and country club) and food service industries. The Company produces and markets under the SHELBY WILLIAMS brand name an extensive line of seating products including wood, metal and rattan chairs, barstools, sofas and sleep sofas and stacking chairs, as well as banquet-related products under the KING ARTHUR brand name including folding tables, food service carts and portable dance floors. In addition, Shelby Williams designs and manufactures seating products under the THONET brand name for the university, healthcare and other institutional markets. The Company also manufactures vinyl wallcovering products for residential, hotel and office use and markets other textile products and floor coverings to the architectural and design community and end users. The Company markets these products under the brand names SELLERS & JOSEPHSON and PHF, respectively. Shelby Williams manufactures approximately 350 standard furniture products for the hospitality and food service industries, and approximately 200 standard products for the university, healthcare and other institutional markets. The majority of these products are supplied under special order and finished and upholstered to customer specifications.

    Shelby Williams estimates that, of its 1996 net sales of $172.4 million, approximately 80% were to the hospitality and food service industries and approximately 13% were to university, healthcare and other institutional markets. Representative users of the Company's products include Doubletree, Embassy Suites, Four Seasons, Hampton Inns, Hilton, Holiday Inns, Hyatt, La Quinta, Marriott, Ritz Carton and Sheraton, in the lodging industry; Caesars Palace, Circus Circus, Grand Casino, MGM Grand, Mirage and Sun International, in the gaming industry; Fairfield Communities, Marriott Vacation, Signature Resorts and Vacation Break USA, in the interval vacation industry; and Brinker
International (Corner Bakery, Macaroni Grill, Maggiano's), Darden Restaurants (Olive Garden and Red Lobster), Hard Rock Cafe, Lettuce Entertain You, Luby's Cafeteria, Morton's of Chicago, Pizza Hut, Planet Hollywood, Starbucks and
Wendy's in the food service industry. The Company's ten largest customers accounted for approximately 17% of 1996 net sales, and no single customer accounted for more than 3% of 1996 net sales.

    The Company's sales and marketing staff consists of approximately 105 full-time employees, of which 65 are field sales personnel. The Company's products are marketed to hospitality and food service chains or their buying agencies and to other customers through interior designers, architects, contract furniture, food service and office furniture dealers. Shelby Williams markets its products through 14 showrooms and sales offices in the United States and approximately 40 distributors internationally. In addition, Shelby Williams publishes four extensive catalog systems displaying the Company's products. Customers may order standard products directly from these catalogs or request changes to meet their design specifications.

    Shelby Williams believes that the following factors distinguish it from its competitors and have contributed to its leading position:

    BREADTH OF PRODUCTS. Management believes that Shelby Williams offers the widest range of seating products in the contract furniture industry for the hospitality and food service markets. Shelby Williams believes that its ability to provide a customer with all of its seating requirements (i.e., banquet, guest room, casino, restaurant and public spaces) from a single source provides it with a competitive advantage. In addition, Shelby Williams believes that it is uniquely positioned to take advantage of the trend among large national hospitality and food service companies to consolidate supplier relationships.

    CUSTOMER  SERVICE.    Management  believes  that  Shelby  Williams  offers a
superior level of customer service resulting in a high level of customer satisfaction and enhanced opportunities for repeat business. As part of its customer service program, Shelby Williams employs a dedicated sales force of 65 field sales personnel knowledgeable about Shelby Williams' products and attuned to customers' requirements. Shelby Williams believes that its sales force and the high quality of ongoing service and support it provides have enabled it to establish strong relationships with its customers.

    QUALITY AND RELIABILITY. Shelby Williams' strong reputation for product quality, reliability and timely delivery has been an important factor in its success and positions the Company favorably in competing for business. Moreover, Shelby Williams' reputation for quality has enabled the Company to lead the industry in setting standards for safety, quality and durability. Management believes that its SHELBY WILLIAMS, THONET and KING ARTHUR brands are leading tradenames in their respective markets.

    DESIGN AND MANUFACTURING CAPABILITIES. Shelby Williams distinguishes itself from other industry participants based on its manufacturing flexibility and its ability to customize orders to customer specifications. Approximately 90% of the Company's products are catalog items, finished and upholstered to customer specifications. In addition, Shelby Williams often works with designers and architects to design new products and customize standard products on behalf of end users.

PRODUCTS

    Shelby Williams' product lines consist primarily of: (i) seating for dining, gaming, guest room, conference and banquet facilities, (ii) healthcare and university seating, and (iii) desks, credenzas and seating for general office and institutional use. To complement its major product lines, Shelby Williams also manufactures and distributes banquet folding tables, portable dance floors and platforms, food service carts and other function furniture, as well as a full range of vinyl wallcoverings and floor coverings. Shelby Williams' products are primarily sold: (i) directly to hospitality and food service providers, gaming establishments, universities and other institutions, (ii) to interior designers, architects and other buying agencies that in turn sell the products to the end users, and (iii) to rental companies that store Company products and rent them to their customers.

    Approximately 350 standard furniture products are marketed to the hospitality and food service industries; approximately 200 standard furniture products are marketed for healthcare, university and other institutional use; and approximately 25 standard furniture products are marketed for office use. In addition to offering a standard line of products, Shelby Williams focuses on the specific requirements of its customers and end users and has considerable customization capabilities. Substantially all products are supplied under special order and are finished and upholstered to customers' specifications. Shelby Williams' products are marketed through an extensive catalog system, through which customers may order standard Company products or devise custom designs to suit their specific needs.

    Shelby Williams' products are manufactured in hardwoods, such as maple, elm and beech, as well as in rattan and metal, and are available in a wide variety of finishes. Products are made of solid wood or a combination of woods, and many are constructed with bentwood components, which provides extended durability. All wooden products are finished on a conveyorized line which incorporates forced drying cycles. The sealer coat and final conversion varnish coats are applied by means of a state-of-the-art electrostatic finishing system which insures uniform application resulting in a durable chip-resistant finish. Chairs may be covered with fabric upholstery or vinyl, pursuant to customer design and specification. Metal products are also produced in a wide variety of styles and finishes.

    In addition to its seating products, Shelby Williams produces and distributes certain function-room furniture items, such as banquet and conference tables, stages and food service equipment. Shelby Williams also designs, produces and distributes furniture utilized by private healthcare practitioners, such as reclining chairs, as well as standard dormitory furniture utilized by universities. In addition, Shelby Williams designs and markets approximately 50 standard patterns of textile products. These textile products are manufactured by outside suppliers and are both used on the Company's own seating products and distributed through dealers and interior designers for use by other manufacturers. Shelby Williams also distributes a wide line of floor coverings in the Pacific Basin which are manufactured by outside sources.

    Management believes that it provides one of the widest ranges of seating products in the contract furniture industry, as well as superior custom-design capabilities. Due to its component-manufacturing facility in Zacatecas, Mexico, its 200,000 square foot storage warehouse in Morristown, Tennessee, and its considerable in-house production capabilities, the Company believes it is able to provide a shorter lead time on orders than many of its competitors, most of whom import components from European sources. Shelby Williams believes that all of these qualities are instrumental in attracting the large orders of hotels, restaurants and casinos that seek the convenience and pricing of a single-source provider.

MARKETING

    The Company's marketing strategy is based upon a higher degree of direct sales relative to its competitors which tend to conduct sales through factory representatives and with minimal sales forces. The Company's sales and marketing staff consists of approximately 105 full-time employees, approximately 65 of which are exclusively involved in field sales. This dedicated sales force is an integral component of the Company's customer service and support strategy. Management believes the high quality of ongoing service and support provided by the sales force results in strong customer relationships and enhanced opportunities for repeat business.

    Each of the Company's sales persons sells products and services customers within an assigned territory. The Company's sales persons promote customer satisfaction with periodic service calls in addition to scheduled follow-up visits. Sales persons receive a base salary, plus commissions based on net sales. All orders are subject to acceptance by the Company's management.

    Shelby Williams markets its products to a wide variety of customers including: (i) hospitality and food service chains or their buying agencies and
(ii) other users through interior designers, architects, contract furniture, food service and furniture dealers.

    Shelby Williams markets its products through advertising in major trade publications and illustrating the Company's products in its catalogs. Shelby Williams publishes four extensive catalogs displaying its products and distributes catalogs to architects, designers and dealers. Catalogs are periodically supplemented as new products are introduced. Customers may order standard products directly from these catalogs or request changes to meet their design specifications.

DISTRIBUTION

    Shelby Williams distributes its products both domestically and internationally. Shelby Williams has showrooms and sales offices in 14 cities in the United States, as well as distributors in 32 foreign countries. Many of these distributors are concentrated in Europe and Asia, and Shelby Williams is expanding its presence in Latin America and the Middle East. The Company's design resource center in Honolulu, Hawaii, serves customers in the Pacific Basin and Far East. In addition, Shelby Williams utilizes its local facilities and existing distribution channels to assemble and distribute products in the United States imported from European sources. Shelby Williams also exhibits at major national and international trade shows.

CUSTOMERS AND END USERS

    Some of the Company's major hospitality and food service customers and end users:

HOTELS
Boykin Lodging Co.
Bristol Hotel Co.
Cap Star Hotels
Ciga Hotels
Doubletree Hotel Corp.
Four Seasons Hotel, Inc.
John Q. Hammons Hotel, Inc.
Hilton Hotel Corp.
Hyatt Hotel Co.
Holiday Inns, Inc.
Intercontinental Hotels
Interstate Hotel Corp.
La Quinta Inns, Inc.
Loews Hotel Corp.
Marcus Corp. (Budgetel Inns)
Marriott Hotel Corp.
Prime Hospitality Corp.
Promus Companies Inc.
 (Embassy Suites, Hampton Inns
 Homewood Suites)
Renaissance Hotel Corp.
The Ritz Carlton Hotel Co.
The Sheraton Corp.
Starwood Lodging Trust
Westin Hotels
Wyndham Hotels

RESTAURANTS
Applebees Restaurants
Au Bon Pain Restaurants
Brinker International Inc.
 (The Corner Bakery,
 Macaroni Grill, Maggiano's)
Champs Restaurants
Club Corporation of America
Darden Restaurants Inc.
 (The Olive Garden and
 Red Lobster Restaurants)
The Hard Rock Cafe
Luby's Cafeteria Inc.
Morton's of Chicago Restaurant
Nick's Fishmarkets
Pizza Hut Inc.
Planet Hollywood Int'l Inc.
Sirloin Stockade
Starbucks Coffee Company
Sullivan Steak Houses
T.G.I. Friday's
Veladi Ranch Steakhouses
Wendy's International Inc.

GAMING
Boyd Gaming Corp.
 (Stardust Resort & Casino)
Bally's Casino Resort
Carnival Hotel & Casino
Caesars Palace
Circus Circus Enterprises, Inc.
Cow Creek Indian Gaming Center
Churchill Downs Race Track
Delaware Park Race Track & Casino
Grand Casino, Inc.
Harrah's Entertainment Inc.
Menominee Tribal Gaming
MGM Grand Hotel & Casino
The Mirage Resorts
Sheraton Casino
Showboat Marina Casino
Soaring Eagle Indian Casino
Sun International Hotels
INTERVAL VACATION
 (TIME SHARE)
Embassy Vacation Resort
 Properties, Inc.
Fairfield Communities, Inc.
Hilton Grand Vacations
Hyatt Vacation Club
Marriott Vacation Club Int'l.
Nevada Resort Properties
The Shell Group
Signature Resorts Inc.
Trendwest Resorts, Inc.
Vacation Break USA, Inc.
Vistana Resorts

    Some of the Company's major healthcare and university, wallcovering and floorcovering and other customers and end users:

HEALTHCARE AND
 UNIVERSITIES
Albert Einstein Medical Center
Assisted Living Concepts
 (Columbia/HCA Hospitals)
Georgia Institute of Technology
Georgia State University
Kaiser Foundation Hospitals
Manor Care Inc.
Michigan State University
Roosevelt University
Rutgers University
Sterling House
The University of Chicago
 Hospitals
University of California at Davis
University of Tennessee
Wake Forest University

WALLCOVERING AND
 FLOORCOVERING
Duron Paints
Island Flooring
Patton Wallcoverings, Inc.
Seabrook Wallcoverings Co. Inc.
Thybony Wallcoverings Co. Inc.
The Warner Company

OTHER
Allstate Insurance Co.
AFNAF (Air Force Non-
 Appropriated Funds)
Clinique Cosmetics Departments
The Eckerd Corporation
The General Services Administration
May Department Stores
J.C. Penney Company
Sears, Roebuck & Co.
The Walgreen Co.

    The Company's past business relationship with the above customers and end users is not intended to imply that such relationship will continue in the future.

    In 1996, the Company also sold products to over 220 country clubs.

    The Company's ten largest customers accounted for approximately 17% of net sales in 1996, and no single customer accounted for more than 3% of 1996 net sales. Approximately 90% of the Company's products are manufactured to fill specific orders.

TRADEMARKS AND TRADENAMES

    The Company sells its hospitality and food service products under the trademarks SHELBY WILLIAMS-Registered Trademark-, KING
ARTHUR-Registered Trademark- and STERNO-Registered Trademark- and its healthcare, dormitory and other institutional furniture under the trademark THONET-Registered Trademark-. The Company markets cutting room tables and accessories under the PHILLOCRAFT-Registered Trademark- name, fabric products under the SW TEXTILES-Registered Trademark- name and wallcoverings under the SELLERS & JOSEPHSON-REGISTERED TRADEMARK- name. The Company distributes wall and floor coverings, fabrics, textiles and furniture in Hawaii and the entire Pacific Basin under the name PHF-Registered Trademark-.

BACKLOG

    The Company's backlog of orders at December 31, 1996, was $32.0 million, a record level, as compared to $28.0 million at December 31, 1995, excluding Preview. The Company expects to ship substantially all of its backlog by the end of 1997.

RAW MATERIALS AND SUPPLIES

    The Company manufactures most of its products to customer order from basic raw materials. The Company utilizes a wide variety of raw materials in the manufacture of its products including lumber, plywood, rattan, metal tubing, and other frame components, foam cushioning, vinyl and textiles, all of which the Company believes to be in abundant supply and available from a variety of different sources. The Company has no long-term supply contracts with any of its suppliers and it has experienced no significant problems in obtaining raw materials in adequate amounts for its operations.

MANUFACTURING AND ASSEMBLY

    The following table summarizes the products manufactured and assembled at each of the Company's manufacturing facilities (as of January 1, 1997):

                      LOCATION                                        PRODUCTS
-----------------------------------------------------  ---------------------------------------
Morristown, TN.......................................  Hospitality, food service and gaming seating; banquet seating (1)
Statesville, NC......................................  Healthcare and university seating;
                                                       banquet seating and products
Canton, MS...........................................  Upholstered products
Zacatecas, MX........................................  Furniture components
Englewood, NJ........................................  Wallcoverings
Carlstadt, NJ........................................  Wallcoverings

------------------------

(1) Product information is summarized for two manufacturing facilities located in Morristown, Tennessee.

    Shelby Williams operations primarily consist of wood bending, wood working and finishing, assembly, metal forming and fabrication, electrostatic wood and metal finishing. Shelby Williams also prints and laminates vinyl wallcoverings. For certain chair styles, Shelby Williams purchases components manufactured by other companies. These components, which are manufactured to the Company's specifications, are assembled, finished and upholstered by Shelby Williams. All outsourced components are available domestically except for rattan, which is indigenous to the Phillipines and Indonesia. For many of its standard product offerings, Shelby Williams optimizes its production costs by sourcing the components produced at its Zacatecas, Mexico, facility.

    All manufacturing operations emphasize quality control during the various production processes. To provide consistency and speed to the finishing process, the Company utilizes conveyorized paint lines with spray booths and drying ovens positioned to allow proper drying times between finishing steps. In addition, Shelby Williams has recently invested in electrostatic wood-finishing systems which provide superior finishing qualities and are more advantageous from an environmental standpoint. The Company intends to invest in powder-coating lines which provide similar advantages for the metal product lines. Management expects to continue to invest in automated machinery and equipment.

COMPETITION

    All aspects of the Company's business are highly competitive. The Company competes at some level with Falcon Products, Inc., Gasser Chair Co., L & B Contract Industries, Inc., WinsLoew Furniture Inc., Virco Manufacturing Corporation and MTS Seating. The Company competes primarily on the basis of design, quality, service, product pricing and speed of delivery.

    The Company believes that none of its principal competitors offers the complete range of seating products that the Company offers. There can be no assurance that the Company's principal competitors will not offer a greater range of seating products or that new entrants will not enter the market.

EMPLOYEES

    As of December 31, 1996, the Company had 1,667 full-time employees. Of these, 1,449 were engaged in manufacturing, 113 in administrative and clerical positions, and 105 in sales and marketing. Those engaged in manufacturing included 241 employees in Mexico.

    Hourly manufacturing employees at both Morristown, Tennessee, and Canton, Mississippi, are represented by separate bargaining agreements with contracts expiring in November 1999 (covering approximately 600 employees) and November 1997 (covering approximately 200 employees), respectively. The Company believes that its relations with its employees are good.

ITEM 2. PROPERTIES.

    At January 1, 1997, the Company maintained facilities with an aggregate of approximately 1,700,000 square feet of space for its operations. The Company considers all of its facilities to be in good operating condition. Currently, the Company's manufacturing facilities are operating at approximately 85% of capacity, with wood products facilities operating at over 90% of capacity. The following table summarizes the principal physical properties, both owned and leased, used by the Company in its operations:

                                                           APPROXIMATE
                                                              SQUARE
             LOCATION                        USE             FOOTAGE         OWNED/LEASED       EXPIRATION DATE
-----------------------------------  --------------------  ------------  --------------------  -----------------
Chicago, IL........................  Showroom/Offices            6,750   Leased                July, 2000

Morristown, TN.....................  Mfg./Offices              515,960   Owned                        --

Morristown, TN.....................  Mfg./Warehousing          228,000   Owned                        --

Canton, MS.........................  Mfg./Warehousing          406,000   Owned/Leased(1)       May, 2001(1)

Statesville, NC....................  Mfg./Warehousing          326,670   Owned                        --

Zacatecas, MX......................  Mfg./Warehousing           90,000   Owned                        --

Englewood, NJ......................  Mfg./Warehousing           68,000   Leased                Dec., 2003(2)

Honolulu, HI.......................  Warehousing                45,000   Leased                Aug., 2003(2)

Carlstadt, NJ......................  Mfg./Warehousing           35,000   Leased                April, 2004

------------------------

(1) Approximately 238,100 square feet are owned and 167,900 are leased.

(2) The Company has an option to renew the lease for 10 additional years at a nominal rental increase.

    The Company has showrooms and sales offices in 14 United States cities, including Atlanta, Chicago, Dallas, Honolulu, Los Angeles, New York and Plantation, Florida.

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

    On July 15, 1992, a case was filed in the Chancery Court for Greene County, Tennessee, entitled Linda Foshie, Joseph Allen Foshie, David Ray Foshie, and Michael Scott Foshie, suing individually on their own behalf and as representative parties of a class action, plaintiffs, v. Steve Cansler, Fred Cansler, Jimmy Cansler, C & C Millwright Maintenance Co., Inc., Foamex Products, Inc., Recticel Foam Corporation, Foamex L.P., Morristown Foam Corporation, and Shelby Williams Industries, Inc., defendants. The complaint alleged, among other things, that defendants conspired to transport and store hazardous waste on premises which abutted the home of the named plaintiffs, that such activity violated both state and federal law, and that plaintiffs were damaged thereby. The complaint sought, among other things, compensatory damages of $2.5 million for each of the four named plaintiffs and punitive damages of $5 million for each of the four named plaintiffs, and similar damages for other alleged class members. On August 11, 1992, a case was filed in the Circuit Court for Greene County, Tennessee entitled Richard Lee Cobble and wife, Patricia Day Cobble; Richard Lee Cobble, Jr.; Kenneth Dwayne Cobble; Claude Cobble and wife, Lenora Cobble; Gary A. Douthat and wife Julia A. Douthat; Donald Joseph Hewitt and wife Jacqueline Kay Hewitt; Robert Hensley, Jr. and wife Brenda Hensley; Penny Hensley b/n/f and parents, Robert Hensley, Jr., and Brenda Hensley, Stephen Hensley b/n/f and parents, Robert Hensley, Jr., and Brenda Hensley, plaintiffs,
v. Steve Cansler; Fred Cansler; Jimmy Cansler; C & C Milwright Maintenance Co., Inc.; Foamex Products, Inc.; Recticel Foam Corporation; Foamex L.P.; Morristown Foam Corporation; and Shelby Williams Industries, Inc., defendants, containing similar allegations and seeking $5 million in compensatory damages and $10 million in punitive damages for each of nine named plaintiff groups.

    The Company was dismissed by the plaintiffs as a defendant in the lawsuits filed July 15, 1992 and August 11, 1992 by plaintiffs Linda Foshie, and others, and Richard Lee Cobble, and others, respectively. The Company's only costs for these claims were insignificant legal expenses. Another defendant in the Foshie case filed a cross-complaint against the Company regarding claims against it by the same plaintiffs. The Company believes that the cross-complaint against it was without merit and that the Company had meritorious defenses. Among other things, the Company believes that no acts complained of by the plaintiffs in these cases occurred prior to July 1979, at which time the Company sold the stock in its subsidiary, Morristown Foam Corporation, which owned certain facilities involved in these cases, and that other than its past ownership of this subsidiary, the Company had no involvement with the facilities in question. In December 1995, the Company was served with a third party complaint filed by Steve Cansler in an action in the federal district court for the eastern district of Tennessee brought by Recticel Foam Corporation against Steve and Fred Cansler for cost recovery of funds spent by Recticel Foam Corporation in cleaning up the contamination that is the subject of the actions described above. In January 1996, the Company was served with an essentially identical third party complaint in the same action, filed by Fred Cansler. The Company believes that these third party complaints were meritless, for the same reasons which led to the Company's dismissal from the tort actions described above.

    None of the claims against the Company described in the preceding two paragraphs is currently pending. In May, 1996 the Recticel case and the claims against the Company in that case were dismissed without prejudice. In November, 1996 the claim against the Company in the Foshie case was dismissed without prejudice. In neither case did the Company make any payment as damages or settlement.

    In February, 1997, the Company's King Arthur division received a complaint, addressed to King Arthur, Inc., in a case pending in the Superior Court of New Jersey, Camden County, Law Division, entitled Pennsauken Solid Waste Management Authority, et al., vs. Ward Sand & Material Co., Inc. and a large number of other defendants. The complaint, which identifies King Arthur, Inc. as one of the defendants, alleges, among other things, that during the operation of a landfill from the 1960's to 1984, the defendants improperly generated, transported and/or disposed of certain hazardous waste materials, and that defendants are jointly and severally liable to plaintiffs for all costs and damages incurred by plaintiffs for remediation of the landfill and any surrounding areas which are found to be contaminated. The complaint does not specify any dollar amount of damages. The Company acquired certain assets of King Arthur, Inc. in 1986. The Company has not had an opportunity to make an independent investigation of the allegations in the complaint, but the Company believes, based on its present knowledge, that it has valid defenses to the allegations in the complaint, and that the Company's liability, if any, is not material. The Company is in the process of putting its insurers on notice of the complaint.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT.

                                                  AGE AT     PRINCIPAL OCCUPATION DURING PAST FIVE YEARS
                     NAME                         2-1-97       AND POSITION AND OFFICE WITH REGISTRANT
-----------------------------------------------  ---------  ----------------------------------------------
Paul N. Steinfeld..............................     42      Chairman of the Board of Directors and Chief
                                                              Executive Officer since January, 1996; Vice
                                                              Chairman of the Board and Chief Executive
                                                              Officer from May, 1991 to January, 1996;
                                                              Vice Chairman of the Board and Chief
                                                              Administrative Officer prior to May, 1991.
                                                              Director during past five years.
Robert P. Coulter..............................     54      President and Chief Operating Officer since
                                                              May, 1990; prior thereto President and
                                                              Treasurer. Director during past five years.
Manfred Steinfeld..............................     72      Chairman of Executive Committee and chairman
                                                              of executive compensation committee since
                                                              January, 1996; Chairman of the Board and
                                                              chairman of executive compensation committee
                                                              from May, 1991 to January, 1996; prior
                                                              thereto Chairman of the Board and Chief
                                                              Executive Officer. Director during past five
                                                              years.
Peter W. Barile................................     54      Executive Vice President since May, 1990.
Sam Ferrell....................................     55      Vice President, Finance, Treasurer and Chief
                                                              Financial Officer and Assistant Secretary
                                                              since May, 1990.

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    The information under the heading "Common Stock Information (Unaudited)" on page 18 of the Company's 1996 Annual Report to Stockholders is hereby incorporated by reference.

ITEM 6. SELECTED FINANCIAL DATA.

    The information under the heading "Five Year Summary of Selected Financial Data" on page 3 of the Company's 1996 Annual Report to Stockholders is hereby incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The information under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 21 of the Company's 1996 Annual Report to Stockholders is hereby incorporated by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The information contained on pages 13 (Consolidated Statements of Income), 14-15 (Consolidated Balance Sheets), 16 (Consolidated Statements of Cash Flows), 17 (Consolidated Statements of Stockholders' Equity), 18-20 (Notes to Consolidated Financial Statements) and 20 (Report of Independent Auditors) of the Company's 1996 Annual Report to Stockholders is hereby incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Not applicable.

                                    PART III

    The information called for by Part III (Item 10 (Directors and Executive Officers of the Registrant), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management), and Item 13 (Certain Relationships and Related Transactions)) is incorporated by reference, to the extent required, from the Company's definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after December 31, 1996.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

    (a) List of financial statements and schedules.

       (1)   Financial  statements.  The   following  financial  statements  are
           incorporated by reference in Part II, Item 8 of this report:
           Consolidated Statements of Income for the years ended December 31, 1996, 1995, and 1994
           Consolidated Balance Sheets at December 31, 1996 and 1995 Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994
           Consolidated Statements of Stockholders' Equity for the years ended December 31, 1996, 1995 and 1994
           Notes to Consolidated Financial Statements
           Report of Independent Auditors

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

Date: March 3, 1997

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

                       NAME                                     TITLE                      DATE
--------------------------------------------------  ------------------------------  ------------------

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

                 ROBERT L. HAAG*                    Director
     ---------------------------------------
                 (Robert L. Haag)                                                   March 3, 1997

                WILLIAM B. KAPLAN*                  Director
     ---------------------------------------
               (William B. Kaplan)

                DOUGLAS A. PARKER*                  Director
     ---------------------------------------
               (Douglas A. Parker)

                 HERBERT L. ROTH*                   Director
     ---------------------------------------
                (Herbert L. Roth)

                  TRISHA WILSON*                    Director
     ---------------------------------------
                 (Trisha Wilson)

*By         PAUL N. STEINFELD
       -----------------------------------
         Paul N. Steinfeld, Attorney-in-fact

                                 EXHIBIT INDEX

 EXHIBIT
   NO.                                                    DESCRIPTION
---------  ---------------------------------------------------------------------------------------------------------

      2.1  Asset  Purchase Agreement dated September 16, 1996  between Preview Furniture Corporation, the Registrant and Ferguson Copeland, LLC.

     3(i)  Registrant's  Certificate  of  Incorporation  and  all  amendments  thereto,  filed  as  Exhibit  3.1  to
           Registrant's annual report on Form 10-K for 1987 and hereby incorporated by reference.

  3(ii)    Registrant's  By-Laws, as amended, filed as Exhibit 3(ii)  to Registrant's annual report on Form 10-K for
           1995 and hereby incorporated by reference.

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

     *10.1 1995 Senior Management Incentive Plan, filed as Exhibit  10.3 to Registrant's annual report on Form  10-K for 1994 and hereby incorporated by reference.

     *10.2 1996  Senior Management Incentive Plan, filed as Exhibit  10.3 to Registrant's annual report on Form 10-K for 1995 and hereby incorporated by reference.

     *10.3 1997 Senior Management Incentive Plan.

     *10.4 Registrant's 1992 Key  Employees' Incentive  Stock Option  Plan, filed  as Exhibit  10.6 to  Registrant's annual report on Form 10-K for 1991 and hereby incorporated by reference.

     *10.5 Registrant's  1995 Directors'  Stock Option  Plan, filed as  Exhibit 10.1  to Registrant's  Form 10-Q for quarter ended March 31, 1995 and hereby incorporated by reference.

      13.1 Portions of Registrant's annual report to stockholders for 1996.

      21.1 Subsidiaries of the Registrant.

      23.1 Consent of independent auditors to incorporation by reference in Form 10-K.

      23.2 Consent of independent auditors to incorporation by reference in Form S-8.

      24.1 Power of Attorney.

      27.1 Financial Data Schedule (EDGAR only).

------------------------

*   Compensation plan.