Form 10-Q
period 1997-03-31
SHELBY WILLIAMS INDUSTRIES INC
filed 1997-04-18
CIK 730564

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended  March 31, 1997

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


                         YES [X]        NO [ ]

     At April 18, 1997, there were 9,362,863 shares of registrant's common stock outstanding.


                    PART I - FINANCIAL INFORMATION

                    SHELBY WILLIAMS INDUSTRIES, INC.

                   Consolidated Statements of Income

                           Three Months Ended

                         March 31, 1997 and 1996
                              (Unaudited)

(Amounts in thousands, except per share data)
                                 1997                         1996
                               _________                    ________


Net sales                       $41,819                      $40,734

Cost of goods sold               32,350                       31,643
                                 ______                       ______
Gross profit                      9,469                        9,091

Selling, general and
 administrative
 expenses                         6,077                        6,252
                                 ______                       ______
                                  3,392                        2,839
Other deductions
  (income):
  Interest expense                  157                          281
  Interest and dividend
    income                          (26)                          (2)
  Miscellaneous expense
    (income)                         29                           35
                                 ______                       ______
                                    160                          314
                                 ______                       ______
Income before income
  taxes                           3,232                        2,525
                                 ______                       ______
Income taxes:
  Current                         1,007                          721
  Deferred                           59                           59
                                 ______                       ______
                                  1,066                          780
                                 ______                       ______

Net income                     $  2,166                     $  1,745
                                 ======                       ======
Net income per share           $    .25                     $    .20
                                 ======                       ======
Weighted average number
  of common shares
  outstanding                     8,744                        8,884
                                 ======                       ======




                       SHELBY WILLIAMS INDUSTRIES, INC.

                         Consolidated Balance Sheets

                      March 31, 1997 and December 31, 1996
                                 (Unaudited)


(Amounts in thousands, except per share data)
                                   March 31, 1997      December 31, 1996
                                   _______________     _________________

ASSETS
Current assets:
  Cash and cash equivalents           $ 1,821              $ 1,039
  Accounts receivable, less
    allowance for doubtful
    accounts of $425 at
    March 31, 1997 and
    $402 at December 31,
    1996                               23,671               25,224
  Inventories:
  Raw materials                        11,914               11,615
  Work in process                       4,125                4,414
  Finished goods                       12,141               11,194
                                       ______               ______
                                       28,180               27,223
  Prepaid expense                       3,419                3,691
                                       ______               ______
Total current assets                   57,091               57,177
Excess of cost over net assets
  of acquired company                     167                  169
Property, plant and equipment
  at cost:
  Land and land improvements            2,946                2,930
  Buildings and leasehold
    improvements                       22,988               22,969
  Machinery and equipment              24,565               24,207
                                       ______               ______
                                       50,499               50,106
    Less accumulated
      depreciation and
      amortization                     24,771               24,145
                                       ______               ______
                                       25,728               25,961
Other assets                            1,421                1,371
                                       ______               ______
                                      $84,407              $84,678
                                       ======               ======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                   $  7,460             $  9,002
  Customer deposits on
    orders in process                   4,581                3,690
  Accrued liabilities                   3,515                4,172
  Income taxes                          1,631                1,707
  Current portion of long-
    term debt                           2,000                1,000
                                       ______               ______
Total current liabilities              19,187               19,571

Long-term debt                          6,000                7,000
Deferred income taxes                   2,196                2,137

Stockholder's equity:
  Common stock, $.05 par value;
    authorized 30,000 shares;
    issued 11,848 shares
    (1996-11,814 shares)                  592                  591
  Capital in excess of par value        8,438                8,143
  Retained earnings                    70,637               69,172
  Pension liability adjustment           (789)                (789)
                                       ______               ______
                                       78,878               77,117
Less common stock held in
  treasury; 3,104 shares
  at cost (1996-3,047)                 21,854               21,147
                                       ______               ______
Total stockholders' equity             57,024               55,970

                                      $84,407              $84,678
                                       ======               ======



                        SHELBY WILLIAMS INDUSTRIES, INC.

                      Consolidated Statements of Cash Flows

                   Three Months Ended March 31, 1997 and 1996
                                  (Unaudited)

(Amounts in thousands)

                                              1997               1996
                                           ___________________________
Cash flows from operating activities:
  Net income                                $2,166             $1,745
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
    Depreciation and amoritzation              650                697
    Provision for losses on accounts
      receivable                                22                 15
    Change in assets and liabilities:
      Accounts receivable                    1,531                385
      Inventories                             (957)              (316)
      Prepaid expenses                         272                 67
      Accounts payable and accrued
        liabilities                         (1,308)              (179)
      Income taxes payable                     (76)                79
    Increase in deferred taxes                  59                 59
    Other                                      (50)               (16)
                                             _____              _____
Net cash provided by operating
  activities                                 2,309              2,536
                                             _____              _____
Cash flows from investing activities:
  Proceeds from disposal of property,
    plant and equipment                          7                  -
  Capital expenditures                        (422)              (303)
                                             _____              _____
Net cash used by investing activities         (415)              (303)
                                             _____              _____
Cash flows from financing activities:
  Net repayment of short-term borrowings         -             (1,400)
  Principal payments of long-term debt           -                (14)
  Sale of common stock under stock
    option plan                                296                  -
  Purchase of common stock for the
    treasury                                  (707)              (521)
  Dividends declared and paid                 (701)              (624)
                                             _____              _____
Net cash used by financing activities       (1,112)            (2,559)
                                             _____              _____
Net increase (decrease) in cash                782               (326)
Cash and cash equivalents at beginning
  of period                                  1,039              2,376
                                             _____              _____
Cash and cash equivalents at end of
  period                                    $1,821             $2,050
                                             =====              =====
Supplemental cash flow information:
  Cash paid during the period for:
    Interest                                $  157             $  280
    Income taxes                             1,083                642
                                             _____              _____
                                            $1,240             $  922
                                             =====              =====



                        SHELBY WILLIAMS INDUSTRIES, INC.

                                March 31, 1997



Item 1.  Financial Statements

   The attached unaudited statements include all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal recur-ring nature. The statements are as follows:

     Consolidated Statements of Income for three months ended
March 31, 1997 and 1996.

     Consolidated Balance Sheets at March 31, 1997 and December 31,
1996.

     Consolidated Statements of Cash Flows for three months ended
March 31, 1997 and 1996.

Item 2. Managements' Discussion and Analysis of Financial Condition and Results of Operations

         Material Changes in Financial Condition

         At March 31, 1997, the Company had long term debt of $6 million, excluding $2.0 million current portion, and no short term debt, reflecting a reduction of $5.4 million in outstanding indebtedness during the past one-year period. Capital expenditures during the quarter ended March 31, 1997, amounted to $422,000, principally for automated machinery. In
January 1997, the Company purchased 57,000 shares of its common stock for $708,000 at an average repurchase price of $12.42 per share. These repurchses were made to use in connection with exercise of options granted and to be granted under the Company's stock option plans and for other proper corporate purposes. Also, the Board of Directors in January, 1997, authorized the repurchase of an additional 467,000 shares.
The Company may purchase these shares from time to time in the future, with purchase decisions to be dependent on market conditions and other factors, in the open market or privately negotiated transactions.
Book value per share at March 31, 1997 was $6.52 versus $5.91 a year earlier. The current ratio at March 31, 1997 stood at 3.0-to-one, up from 2.3-to-one at March 31, 1996.

         On April 2, 1997, the Company sold 569,000 shares of its common stock as part of a secondary offering. The underwriters of this public offering purchased, from the Company, an additional 50,000 shares of the previously granted over-allotment option, raising the total sold by the Company, in April, 1997, to 619,000 shares for $8.0 million.
On April 10, 1997, the Company entered into contracts for the installation of a state-of-art powder coating system in it's Morristown facility at a cost of $2.0 million. The Company also plans to expend approximately $3.0 million in this year for a new regional manufacturing facility.

         Material Changes in Results of Operation

         For the quarter ended March 31, 1997, net sales increased
8.8 percent to $41.8 million compared to $38.4 million, excluding the $2.3 million in sales of the divested Preview division, in the first quarter of 1996. This increase was due almost entirely to volume increases mainly attributable to continued strong hotel refurbishing in addition to new hotel construction activity. Gross margin for the quarter increased to 22.6 percent from 22.3 percent in the 1996 period, reflecting stronger overhead utilization, internal efficiencies and a favorable product mix. Selling, general and administrative expenses fell to 14.5 percent of sales from 15.3 percent in the prior first quarter. Approximately one-half of this improvement resulted from divesting the Preview division with the remainder being primarily a function of volume. Net interest expense was reduced approximately $150,000 reflecting the reduction in outstanding indebtedness. As a result of the foregoing, net income in the first quarter rose 24.1 percent to $2.2 million, or 25 cents per share, from $1.7 million, or 20 cents per share in the 1996 first quarter.

         At March 31, 1997, the Company's backlog of unshipped orders was an all-time record high $36.5 million, a 26 percent increase over the prior year.

                           PART II - OTHER INFORMATION



Item 6. Exhibits and Reports on Form 8-K

        a. Exhibits

           10.1 Underwriting agreement dated March 26, 1997 filed as Exhibit 1 to Amendment No. 4 to Schedule 13D of Manfred Steinfeld filed April 8, 1997 and hereby incorporated by reference.


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





             SHELBY WILLIAMS INDUSTRIES, INC.

                      (Registrant)



April 18, 1997                          S/Robert P. Coulter
                                   ________________________________
                                          Robert P. Coulter
                                       President and Director
                                    (Principal Operating Officer)








April 18, 1997                            S/Sam Ferrell
                                   ________________________________
                                            Sam Ferrell
                                 Vice President of Finance, Treasurer
                                       and Assistant Secretary
                                    (Principal Financial Officer)