Form 10-Q
period 1997-06-30
SHELBY WILLIAMS INDUSTRIES INC
filed 1997-07-28
CIK 730564

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended  June 30, 1997

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


                         YES [X]        NO [ ]

     At July 28, 1997, there were 9,347,563 shares of registrant's common stock outstanding.


                    PART I - FINANCIAL INFORMATION

                    SHELBY WILLIAMS INDUSTRIES, INC.

                   Consolidated Statements of Income

                   Three Months and Six Months Ended
                         June 30, 1997 and 1996
                              (Unaudited)

(Amounts in thousands, except per share data)
                               Three Months Ended            Six Months Ended
                                     June 30,                     June 30,
                                 1997      1996              1997      1996
                               ________   ______           _______    ______

Net sales                       $45,439   $43,548           $87,258   $84,282

Cost of goods sold               34,947    33,654            67,297    65,297
                                 ______    ______            ______    ______
Gross profit                     10,492     9,894            19,961    18,985
Selling, general and
 administrative
 expenses                         6,516     6,655            12,593    12,907
                                 ______     _____            ______    ______
                                  3,976     3,239             7,368     6,078
Other deductions
  (income):
  Interest expense                  160       273               317       554
  Interest and dividend
    income                         (182)        -              (208)       (2)
  Miscellaneous expense
    (income)                       (104)      (23)              (75)       12
                                 ______      _____            ______    _____
                                   (126)      250                34       564
                                 ______      _____            ______    _____
Income before income
  taxes                           4,102     2,989             7,334     5,514
                                 ______      _____            ______    _____
Income taxes:
  Current                         1,336       897             2,343     1,618
  Deferred                           59        60               118       119
                                 ______      _____            ______    _____
                                  1,395       957             2,461     1,737
                                 ______      _____            ______    _____

Net income                     $  2,707    $2,032          $  4,873   $ 3,777

                                 ======     ======           ======     =====
Net income per share           $    .29    $  .23          $    .54   $   .43
                                 ======     ======           ======     =====
Weighted average number
  of common shares
  outstanding                     9,353     8,818             9,048     8,851
                                 ======     ======           ======     =====




                       SHELBY WILLIAMS INDUSTRIES, INC.

                         Consolidated Balance Sheets

                      June 30, 1997 and December 31, 1996
                                 (Unaudited)


(Amounts in thousands, except per share data)
                                   June 30, 1997      December 31, 1996
                                   _______________    __________________

ASSETS
Current assets:
  Cash and cash equivalents           $ 9,467              $ 1,039
  Accounts receivable, less
    allowance for doubtful
    accounts of $428 at
    June 30, 1997 and
    $402 at December 31,
    1996                               25,856               25,224
  Inventories:
  Raw materials                        10,446               11,615
  Work in process                       2,930                4,414
  Finished goods                       13,190               11,194
                                       ______               ______
                                       26,566               27,223
  Prepaid expense                       3,155                3,691
                                       ______               ______
Total current assets                   65,044               57,177
Excess of cost over net assets
  of acquired company                     164                  169
Property, plant and equipment
  at cost:
  Land and land improvements            2,941                2,930
  Buildings and leasehold
    improvements                       23,010               22,969
  Machinery and equipment              24,410               24,207
  Construction in progress                539                    -
                                       ______               ______
                                       50,900               50,106
    Less accumulated
      depreciation and
      amortization                     25,057               24,145
                                       ______               ______
                                       25,843               25,961
Other assets                            1,397                1,371
                                       ______               ______
                                      $92,448              $84,678
                                       ======               ======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                   $  6,451             $  9,002
  Customer deposits on
    orders in process                   5,114                3,690
  Accrued liabilities                   3,445                4,172
  Income taxes                            424                1,707
  Current portion of long-
    term debt                           3,000                1,000
                                       ______               ______
Total current liabilities              18,434               19,571

Long-term debt                          5,000                7,000
Deferred income taxes                   2,255                2,137


Stockholder's equity:
  Common stock, $.05 par value;
    authorized 30,000 shares;
    issued 11,848 shares
    (1996-11,814 shares)                  592                  591
  Capital in excess of par value        9,837                8,143
  Retained earnings                    72,596               69,172
  Pension liability adjustment           (789)                (789)
                                       ______               ______
                                       82,236               77,117
Less common stock held in
  treasury; 2,500 shares
  at cost (1996-3,047)                 15,477               21,147
                                       ______               ______
Total stockholders' equity             66,759               55,970

                                      $92,448              $84,678
                                       ======               ======



                        SHELBY WILLIAMS INDUSTRIES, INC.

                      Consolidated Statements of Cash Flows

                     Six Months Ended June 30, 1997 and 1996
                                  (Unaudited)

(Amounts in thousands)

                                              1997               1996
                                           ___________________________
Cash flows from operating activities:
  Net income                                $4,873             $3,777
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
    Depreciation and amoritzation            1,310              1,395
    Provision for losses on accounts
      receivable                                43                 31
    Change in assets and liabilities:
      Accounts receivable                     (675)               (56)
      Inventories                              657             (1,694)
      Prepaid expenses                         536                (19)
      Accounts payable and accrued
        liabilities                         (1,854)             2,337
      Income taxes payable                  (1,283)              (596)
    Increase in deferred taxes                 118                119
    Other                                      (26)                22
                                             _____              _____
Net cash provided by operating
  activities                                 3,699              5,316
                                             _____              _____
Cash flows from investing activities:
  Proceeds from disposal of property,
    plant and equipment                        140                  5
  Capital expenditures                      (1,327)              (631)
                                             _____               _____
Net cash used by investing activities       (1,187)              (626)
                                             _____               _____
Cash flows from financing activities:
  Sale of treasury stock at public
    offering                                 7,953                  -
  Net repayment of short-term borrowing          -             (1,200)
  Principal payments of long-term debt           -                (28)
  Sale of common stock under stock
    option plan                                296                  -
  Purchase of common stock for the
    treasury                                  (884)            (1,614)
  Dividends declared and paid               (1,449)            (1,240)
                                             _____              _____
Net cash provided (used) by financing
    activities                               5,916             (4,082)
                                             _____              _____
Net increase in cash and cash equivalents    8,428                608
Cash and cash equivalents at beginning
  of period                                  1,039              2,376
                                             _____              _____
Cash and cash equivalents at end of
  period                                    $9,467             $2,984
                                             =====              =====
Supplemental cash flow information:
  Cash paid during the period for:
    Interest                                $  317             $  553
    Income taxes                             3,626              1,434
                                             _____              _____
                                            $3,943             $1,987
                                             =====              =====



                        SHELBY WILLIAMS INDUSTRIES, INC.

                                June 30, 1997



Item 1.  Financial Statements

         The attached unaudited statements include all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal recur-ring nature. The statements are as follows:

     Consolidated Statements of Income for three months and for six months ended June 30, 1997 and 1996.

     Consolidated Balance Sheets at June 30, 1997 and December 31,
1996.

     Consolidated Statements of Cash Flows for six months ended
June 30, 1997 and 1996.

Item 2. Managements' Discussion and Analysis of Financial Condition and Results of Operations

         Material Changes in Financial Condition

         On April 2, 1997, the Company sold 569,000 shares of its common stock as part of a secondary offering. The underwriters of this public offering purchased, from the Company, an additional 50,000 shares of the previously granted over-allotment option, raising the total sold by the Company, in April, 1997, to 619,000 shares for $8.0 million, contributing to its strong cash position at June 30, 1997.

         During the second quarter of 1997, the Company purchased 15,000 shares of its common stock for $176,000 at an average repurchase price of $11.50 per share. These repurchases were made to use in connection with the Company's employee benefit plans and for other proper corporate purposes. The Board of Directors has authorized repurchase of an additional 451,000 shares. The Company may purchase these shares from time to time in the future, with purchase decisions to be dependent on market conditions and other factors, in the open market or privately negotiated transactions.

         At June 30, 1997, the Company had long term debt of $5 million, excluding $3.0 million current portion, and no short term debt, reflecting a reduction of $5.6 million in outstanding indebtedness during the past one-year period. Capital expenditures during the six months ended June 30, 1997, amounted to $1.3 million, of which $400,000 is construction in progress for installation of a state-of-art powder coating system, planned to be completed in the next six months at a total cost of $2.0 million, and the balance principally for automated machinery. The Company also plans to expend approximately $3.0 million within the next 18 months for a new regional manufacturing facility. Book value per share at June 30, 1997 was $7.14 versus $6.01 a year earlier. The current ratio at June 30, 1997 stood at 3.5-to-one, up from 2.2-to-one at June 30, 1996.


         Material Changes in Results of Operations

         Sales for the quarter ended June 30, 1997 totaled $45.4 million compared to $41.2 million in the second quarter of 1996 excluding sales of the divested Preview division. This increase was due almost entirely to volume increases mainly attributable to continued strong hotel refurbishing which has continued over the last several quarters. Net income totaled $2.7 million, a 33.2 percent increase over $2.0 million in the second quarter of 1996. Earnings per share of $0.29 for the second quarter increased 26.1 percent from $0.23 in the same period in 1996. Pre-tax income increased
37.2 percent over the same quarter last year. The Company's gross margin widened to 23.1 percent from 22.7 percent, primarily a function of increased volume, helping the Company build its operating margin to 8.7 percent from
7.4 percent.
         Sales for the first half of 1997 increased 9.5 percent to $87.3 million from $79.7 million in the same period of 1996 excluding sales of the divested division. Net income was $4.9 million, a 29.0 percent increase over $3.8 million, while earnings per share of $0.54 for the first six months of 1997 increased 25.6 percent from $0.43 in the same period of 1996. Pre-tax earnings increased 33.0 percent in the first six months over the same period a year ago. Gross margin for the first half increased to 22.9 percent of sales compared to 22.5 percent in the first six months of 1996.

         At the beginning of July 1997 production, after a one-week vacation shut-down through Independence Day, the Company's backlog of unshipped orders was approximately $35.6 million compared to $34.9 million a year earlier.



Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         Not applicable.

                           PART II - OTHER INFORMATION



Item 4. Submission of Matters to a Vote of Security Holders

    At the Company's annual meeting of stockholders held May 6, 1997, the following matters were voted:

    Election of directors:

    Name                      Vote For                Vote Withheld
    ____                      ________                _____________

    Robert P. Coulter         8,370,195                      14,199
    Robert L. Haag            8,369,890                      14,504
    William B. Kaplan         8,370,100                      14,294
    Douglas A. Parker         8,368,100                      16,294
    Herbert L. Roth           8,368,990                      15,404
    Manfred Steinfeld         8,369,485                      14,909
    Paul N. Steinfeld         8,370,195                      14,199
    Trisha Wilson             8,367,923                      16,471

        Approval of independent auditors:

        FOR:  8,372,888        AGAINST:  7,549       ABSTAIN:  3,957

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





             SHELBY WILLIAMS INDUSTRIES, INC.

                      (Registrant)



July 28, 1997                          S/Robert P. Coulter
                                   ________________________________
                                          Robert P. Coulter
                                       President and Director
                                    (Principal Operating Officer)








July 28, 1997                            S/Sam Ferrell
                                   ________________________________
                                            Sam Ferrell
                                 Vice President of Finance, Treasurer
                                       and Assistant Secretary
                                    (Principal Financial Officer)