Form 10-Q
period 1997-09-30
SHELBY WILLIAMS INDUSTRIES INC
filed 1997-10-29
CIK 730564

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended  September 30, 1997


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


                         YES [X]        NO [ ]

     At October 29, 1997, there were 9,347,563 shares of registrant's common stock outstanding.


                    PART I - FINANCIAL INFORMATION

                    SHELBY WILLIAMS INDUSTRIES, INC.

                   Consolidated Statements of Income

                   Three Months and Nine Months Ended

                       September 30, 1997 and 1996
                              (Unaudited)

(Amounts in thousands, except per share data)
                               Three Months Ended      Nine Months Ended
                                  September 30,          September 30,
                                 1997       1996        1997       1996
                               ________   ________    ________   ________


Net sales                       $45,528    $43,250    $132,786  $127,532

Cost of goods sold               34,916     33,345     102,213    98,642
                                 ______     ______      ______    ______
Gross profit                     10,612      9,905      30,573    28,890

Selling, general and
 administrative
 expenses                         6,522      6,433      19,115    19,340
                                 ______     ______      ______    ______
                                  4,090      3,472      11,458     9,550
Other deductions
  (income):
  Interest expense                  162        253         479       807
  Interest and dividend
    income                         (185)        (2)       (393)       (4)
  Miscellaneous
     income                         (29)       (14)       (104)       (2)
                                 ______     ______      ______    ______
                                    (52)       237         (18)      801
                                 ______     ______      ______    ______
Income before income
  taxes                           4,142      3,235      11,476     8,749
                                 ______     ______      ______    ______
Income taxes:
  Current                         1,349        976       3,692     2,594
  Deferred                           59         59         177       178
                                 ______     ______      ______    ______
                                  1,408      1,035       3,869     2,772
                                 ______     ______      ______    ______

Net income                     $  2,734    $ 2,200     $ 7,607   $ 5,977
                                 ======     ======      ======    ======
Net income per share           $    .29    $   .25     $   .83   $   .68
                                 ======     ======      ======    ======
Weighted average number
  of common shares
  outstanding                     9,348      8,758       9,148     8,820
                                 ======     ======      ======    ======




                       SHELBY WILLIAMS INDUSTRIES, INC.

                         Consolidated Balance Sheets

                   September 30, 1997 and December 31, 1996
                                 (Unaudited)


(Amounts in thousands, except per share data)
                                 September 30, 1997    December 31, 1996
                                   _______________     _________________

ASSETS
Current assets:
  Cash and cash equivalents          $ 11,465              $ 1,039
  Accounts receivable, less
    allowance for doubtful
    accounts of $400 at
    September 30, 1997 and
    $402 at December 31,
    1996                               28,275               25,224
  Inventories:
  Raw materials                        10,731               11,615
  Work in process                       2,175                4,414
  Finished goods                       12,685               11,194
                                       ______               ______
                                       25,591               27,223
  Prepaid expense                       4,100                3,691
                                       ______               ______
Total current assets                   69,431               57,177
Excess of cost over net assets
  of acquired company                     162                  169
Property, plant and equipment
  at cost:
  Land and land improvements            2,961                2,930
  Buildings and leasehold
    improvements                       22,990               22,969
  Machinery and equipment              22,927               24,207
  Construction in progress              1,280                    -
                                       ______               ______
                                       50,158               50,106
    Less accumulated
      depreciation and
      amortization                     23,663               24,145
                                       ______               ______
                                       26,495               25,961
Other assets                            1,180                1,371
                                       ______               ______
                                      $97,268              $84,678
                                       ======               ======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                    $ 6,647              $ 9,002
  Customer deposits on
    orders in process                   5,356                3,690
  Accrued liabilities                   5,299                4,172
  Income taxes                            906                1,707
  Current portion of long-
    term debt                           4,000                1,000
                                       ______               ______
Total current liabilities              22,208               19,571

Long-term debt                          4,000                7,000
Deferred income taxes                   2,314                2,137

Stockholder's equity:
  Common stock, $.05 par value;
    authorized 30,000 shares;
    issued 11,848 shares
    (1996-11,814 shares)                  592                  591
  Capital in excess of par value        9,837                8,143
  Retained earnings                    74,583               69,172
  Pension liability adjustment           (789)                (789)
                                       ______               ______
                                       84,223               77,117
Less common stock held in
  treasury; 2,500 shares
  at cost (1996-3,047)                 15,477               21,147
                                       ______               ______
Total stockholders' equity             68,746               55,970
                                       ______               ______
                                      $97,268              $84,678
                                       ======               ======



                        SHELBY WILLIAMS INDUSTRIES, INC.

                      Consolidated Statements of Cash Flows

                   Nine Months Ended September 30, 1997 and 1996
                                  (Unaudited)

(Amounts in thousands)

                                              1997               1996
                                           ___________________________
Cash flows from operating activities:
  Net income                                $7,607             $5,977
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
    Depreciation and amoritzation            1,934              2,065
    Provision for losses on accounts
      receivable                                91                 43
    Change in assets and liabilities net
      of effects from sale of facility:
      Accounts receivable                   (3,142)              1,299
      Inventories                            1,632              (2,131)
      Prepaid expenses                        (409)               (819)
      Accounts payable and accrued
        liabilities                            438              (1,366)
      Income taxes payable                    (801)               (169)
    Increase in deferred taxes                 177                 178
    Other                                      191                  16
                                             _____               _____
Net cash provided by operating
  activities                                 7,718               5,093
                                             _____               _____
Cash flows from investing activities:
  Proceeds from disposal of property,
    plant and equipment                        140                   5
  Proceeds from sale of facility                 -               2,000
  Capital expenditures                      (2,601)               (945)
                                             _____               _____
Net cash provided (used) by
  investing activities                      (2,461)              1,060
                                             _____               _____
Cash flows from financing activities:
  Sale of treasury stock at public offering  7,953                   -
  Net repayment of short-term
    borrowings                                   -              (3,100)
  Principal payments of long-term debt           -                 (32)
  Sale of common stock under stock
    option plan                                296                 115
  Purchase of common stock for the
    treasury                                  (884)             (1,892)
  Dividends declared and paid               (2,196)             (1,944)
                                             _____               _____

Net cash provided (used) by financing        5,169              (6,853)
     activities
                                             _____               _____
Net increase (decrease) in cash and
    cash equivalent                         10,426                (700)
Cash and cash equivalents at beginning
  of period                                  1,039               2,376
                                             _____               _____
Cash and cash equivalents at end of
  period                                  $ 11,465              $1,676
                                            ======               =====
Supplemental cash flow information:
  Cash paid during the period for:
    Interest                               $   474              $  799
    Income taxes                             4,493               2,763
                                             _____               _____
                                           $ 4,967              $3,562
                                             =====               =====



                        SHELBY WILLIAMS INDUSTRIES, INC.

[PERIOD]                      September 30, 1997



Item 1.  Financial Statements

     The attached unaudited statements include all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal recur-ring nature. The statements are as follows:


     Consolidated Statements of Income for three months and for nine months ended September 30, 1997 and 1996.

     Consoldiated Balance Sheets at September 30, 1997 and December 31,
1996.

     Consolidated Statements of Cash Flows for nine months ended
September 30, 1997 and 1996.


Item 2. Managements' Discussion and Analysis of Financial Condition and Results of Operations

         Material Changes in Financial Condition

      Capital expenditures during the third quarter of 1997 amounted to $1.3 million, of which $880,000 was for installation of a state-of-art powder coating system, planned to be completed in the next three months at a total cost of $2.0 million. Book value per share at September 30, 1997 was $7.35 versus $6.16 a year earlier. The current ratio at September 30, 1997 stood at 3.1-to-one, up from 2.6-to-one at September 30, 1996.

      On April 2, 1997, the Company sold 569,000 shares of its common stock as part of a secondary offering. The underwriters of this public offering purchased, from the Company, an additional 50,000 shares of the previously granted over-allotment option, raising the total sold by the Company, in April, 1997, to 619,000 shares for $8.0 million, contributing to its strong cash position at September 30, 1997.

      At September 30, 1997, the Company had long term debt of $8 million including $4 million current portion, no short term debt, and cash and cash equivalents of $11.5 million. Prepayment option on the long term debt is available only at a substantial penalty. Capital expenditures during the nine months ended September 30, 1997, amounted to $2.6 million, of which, $1.3 million is construction in progress for the powder coating system indicated above, approximately $400,000 for facilities expansion, and the balance principally for automated machinery. The Company also plans to expend approximately $2.5 million within the next 16 months for additional expanded and new manufacturing facilities.

         Material Changes in Results of Operations

      Net sales for the quarter ended September 30, 1997 totaled $45.5 million compared to $42.0 million in the third quarter of 1996, excluding sales of the divested Preview division. This 8.4 percent increase was due almost entirely to volume increases mainly attributable to new hotel construction projects and continued strong hotel refurbishing. Net income totaled $2.7 million, a 24.3 percent increase over $2.2 million in the third quarter of 1996. Earnings per share of $0.29 for the third quarter increased
16.0 percent from $0.25 in the same period in 1996 on 6.7 percent more shares. Pretax income increased 28.0 percent over the year-ago quarter. The Company's gross margin as a percentage of sales in the quarter continued to rise from increased efficiency and capacity utilization to 23.3 percent from 22.9 percent in the 1996 third quarter. Higher gross margin, along with a reduction of selling, general and administrative expense as a percentage of sales, contributed to increased operating margin; to 9.0 percent from 8.0 percent.

        Sales for the first nine months of 1997 increased 9.1 percent to $132.8 million from $121.7 million in the same period of 1996, excluding sales of the divested division. Net income was $7.6 million, a 27.3 percent increase over $6.0 million, while earnings per share of $0.83 for the first nine months of 1997 increased 22.1 percent from $0.68 in the same period of 1996. Pre-tax earnings increased 31.2 percent in the first nine months over the same period a year ago. Gross margin for the first nine months increased to 23.0 percent of sales compared to 22.7 percent in the first nine months of 1996.

        At September 30, 1997, the Company's backlog of unshipped orders in-creased to $36.0 million, compared to $35.1 million a year earlier.

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

            SHELBY WILLIAMS INDUSTRIES, INC.

                    (Registrant)




October 29, 1997                              S/Robert P. Coulter
                                      __________________________________
                                                Robert P. Coulter
                                             President and Director
                                          (Principal Operating Officer)






October 29, 1997                                 S/Sam Ferrell
                                       _________________________________
                                                  Sam Ferrell
                                       Vice President of Finance, Treasurer
                                              and Assistant Secretary
                                           (Principal Financial Officer)