Form 10-K405
period 1997-12-31
SHELBY WILLIAMS INDUSTRIES INC
filed 1998-03-25
CIK 730564

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(Mark One)

/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the fiscal year ended December 31, 1997
                         or
/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      Commission file number 1-9457

     [LOGO]
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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _X_

    At February 17, 1998, there were 9,351,763 shares of the registrant's common stock outstanding. As of said date the aggregate market value of the voting stock held by non-affiliates of the registrant (computed by reference to the closing sale price on such date) was approximately $111,010,700.

    Documents incorporated by reference:

                                                    PART OF FORM 10-K INTO WHICH
                     DOCUMENT                         DOCUMENT IS INCORPORATED
--------------------------------------------------  ----------------------------
Registrant's annual report to stockholders for
 1997.............................................  Part II, Items 5,6,7 and 8

Registrant's definitive proxy statement to be
 filed for 1998 annual meeting....................  Part III, Items 10-13

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

INDUSTRY

    The contract furniture industry in which Shelby Williams primarily operates serves the hospitality (including lodging, gaming, interval vacation and country club), food service, university, healthcare and other institutional markets. Approximately 80% of the Company's 1997 net sales were to the hospitality and food service markets.

    Shelby Williams estimates, based upon its experience and knowledge of its markets, that demand for seating products in the hospitality and food service industries is primarily for the refurbishment of existing facilities rather than seating in new facilities. Shelby Williams estimates that food service seating (including seating for food service facilities in hotels) is replaced approximately every eight to 12 years and seating for hotel guest rooms every ten to 15 years. Continued strong profits in the lodging industry resulting from high occupancy levels, coupled with increasing average daily rates, have made funds available for refurbishing. According to industry research, profitability levels in the United States lodging industry are expected to remain strong over the next few years.

    New construction activity also provides opportunities for additional contract seating sales. Near-capacity situations in hotel occupancy in some major cities, and increased demand for extended stay hotels and time share facilities, have led to new construction activity. This current new construction expansion is a direct result of the need for higher capacity rather than a decision based on tax advantages, a pitfall which punished the industry hard in the early 1990s.

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

    Shelby Williams estimates that, of its 1997 net sales of $179.6 million, approximately 80% were to the hospitality and food service industries and approximately 14% were to university, healthcare and other institutional markets. Representative users of the Company's products include Doubletree, Embassy Suites, Four Seasons, Hampton Inns, Hilton, Holiday Inns, Hyatt, La Quinta, Marriott, Ritz Carton and Sheraton, in the lodging industry; Caesars Palace, Circus Circus, Grand Casino, MGM Grand, Mirage and Sun International, in the gaming industry; Fairfield Communities, Marriott Vacation, Signature Resorts and Vacation Break USA, in the interval vacation industry; and Brinker International (Corner Bakery, Macaroni Grill, Maggiano's), Darden Restaurants (Olive Garden and Red Lobster), Hard Rock Cafe, Lettuce Entertain You, Luby's Cafeteria, Morton's of Chicago, Pizza Hut, Planet Hollywood, Starbucks and Wendy's in the food service industry. The Company's ten largest customers accounted for approximately 18% of 1997 net sales, and no single customer accounted for more than 5% of 1997 net sales.

    The Company's sales and marketing staff consists of approximately 106 full-time employees, of which 66 are field sales personnel. The Company's products are marketed to hospitality and food service chains or their buying agencies and to other customers through interior designers, architects, contract furniture, food service and office furniture dealers. Shelby Williams markets its products through 14 showrooms and sales offices in the United States and approximately 40 distributors internationally. In addition, Shelby Williams publishes four extensive catalog systems displaying the Company's products. Customers may order standard products directly from these catalogs or request changes to meet their design specifications.

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

    CUSTOMER SERVICE. Management believes that Shelby Williams offers a superior level of customer service resulting in a high level of customer satisfaction and enhanced opportunities for repeat business. As part of its customer service program, Shelby Williams employs a dedicated sales force of 66 field sales personnel knowledgeable about Shelby Williams' products and attuned to customers' requirements. Shelby Williams believes that its sales force and the high quality of ongoing service and support it provides have enabled it to establish strong relationships with its customers.

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

MARKETING

    The Company's marketing strategy is based upon a higher degree of direct sales relative to its competitors which tend to conduct sales through factory representatives and with minimal sales forces. The Company's sales and marketing staff consists of approximately 106 full-time employees, approximately 66 of which are exclusively involved in field sales. This dedicated sales force is an integral component of the Company's customer service and support strategy. Management believes the high quality of ongoing service and support provided by the sales force results in strong customer relationships and enhanced opportunities for repeat business.

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

DISTRIBUTION

    Shelby Williams distributes its products both domestically and internationally. Shelby Williams has showrooms and sales offices in 14 cities in the United States, as well as distributors in 32 foreign countries. Many of these distributors are concentrated in Europe and Asia, and Shelby Williams has recently expanded its presence in Latin America and the Middle East. In 1998, the Company plans to add a representative in South America to better serve the market in that region. The Company's design resource center in Honolulu, Hawaii, serves customers in the Pacific Basin and Far East. In addition, Shelby Williams utilizes its local facilities and existing distribution channels to assemble and distribute products in the United States imported from European sources. Shelby Williams also exhibits at major national and international trade shows.

CUSTOMERS AND END USERS

    Some of the Company's major hospitality and food service customers and end users:

HOTELS
Boykin Lodging Co.
Bristol Hotel Co.
Cap Star Hotels
Ciga Hotels
Davidson Hotels
Doubletree Hotel Corp.
Extended Stay America
Four Seasons Hotel, Inc.
John Q. Hammons Hotel, Inc.
Hilton Hotel Corp.
Hyatt Hotel Co.
Holiday Inns, Inc.
Intercontinental Hotels
Interstate Hotel Corp.
La Quinta Inns, Inc.
Loews Hotel Corp.
Marcus Corp. (Budgetel Inns)
Marriott Hotel Corp.
Prime Hospitality Corp.
Promus Companies Inc.
 (Embassy Suites, Hampton Inns
 Homewood Suites)
Renaissance Hotel Corp.
The Ritz Carlton Hotel Co.
The Sheraton Corp.
Starwood Lodging Trust
Westin Hotels
Wyndham Hotels

RESTAURANTS
Applebees Restaurants
Au Bon Pain Restaurants
Brinker International Inc.
 (The Corner Bakery,
 Macaroni Grill, Maggiano's)
Champs Restaurants
Chili's
Club Corporation of America
Copper Cellar Corp.
Darden Restaurants Inc.
 (The Olive Garden and
 Red Lobster Restaurants)
The Hard Rock Cafe
LaMadeleine
Luby's Cafeteria Inc.
Morton's of Chicago Restaurant
Nick's Fishmarkets
Palomino
Pizza Hut Inc.
Planet Hollywood Int'l Inc.
Sirloin Stockade
Starbucks Coffee Company
Sullivan Steak Houses
T.G.I. Friday's
Veladi Ranch Steakhouses
Wendy's International Inc.

GAMING
Boyd Gaming Corp.
 (Stardust Resort & Casino)
Bally's Casino Resort
Carnival Hotel & Casino
Caesars Palace
Circus Circus Enterprises, Inc.
Cow Creek Indian Gaming Center
Churchill Downs Race Track
Delaware Park Race Track & Casino
Grand Casino, Inc.
Harrah's Entertainment Inc.
Menominee Tribal Gaming
MGM Grand Hotel & Casino
The Mirage Resorts
Muckleshoot Tribal Gaming
Sheraton Casino
Showboat Marina Casino
Soaring Eagle Indian Casino
Sun International Hotels
INTERVAL VACATION
 (TIME SHARE)
Embassy Vacation Resort
 Properties, Inc.
Fairfield Communities, Inc.
Hilton Grand Vacations
Hyatt Vacation Club
Marriott Vacation Club Int'l.
Nevada Resort Properties
Orange Lake Resort & Club
The Shell Group
Signature Resorts Inc.
Trendwest Resorts, Inc.
Vacation Break USA, Inc.
Vistana Resorts

    Some of the Company's major healthcare and university, wallcovering and floorcovering and other customers and end users:

HEALTHCARE AND
 UNIVERSITIES
Albert Einstein Medical Center
Assisted Living Concepts
Carson Newman College
Columbia/HCA Hospitals
Georgia Institute of Technology
Georgia State University
Kaiser Foundation Hospitals
Manor Care Inc.
Michigan State University
Roosevelt University
Rutgers University
Sterling House

The University of Chicago
 Hospitals
University of California at Davis
University of Tennessee
Wake Forest University

WALLCOVERING AND
 FLOORCOVERING
Duron Paints
Island Flooring
Patton Wallcoverings, Inc.
Seabrook Wallcoverings Co. Inc.
Thybony Wallcoverings Co. Inc.
The Warner Company

OTHER
Allstate Insurance Co.
AFNAF (Air Force Non-
 Appropriated Funds)
Clinique Cosmetics Departments
The Eckerd Corporation
The General Services Administration
May Department Stores
J.C. Penney Company
Profitt's Department Stores
Sears, Roebuck & Co.
The Walgreen Co.

    The Company's past business relationship with the above customers and end users is not intended to imply that such relationship will continue in the future.

    In 1997, the Company also sold products to over 350 country clubs in 32 states.

    The Company's ten largest customers accounted for approximately 18% of net sales in 1997, and no single customer accounted for more than 4% of 1997 net sales. Approximately 90% of the Company's products are manufactured to fill specific orders.

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

BACKLOG

    The Company's backlog of orders at December 31, 1997, was $33.1 million, a record level, as compared to $32.0 million at December 31, 1996. The Company expects to ship substantially all of its backlog by the end of 1998.

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

MANUFACTURING AND ASSEMBLY

    The following table summarizes the products manufactured and assembled at each of the Company's manufacturing facilities (as of January 1, 1998):

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

    All manufacturing operations emphasize quality control during the various production processes. To provide consistency and speed to the finishing process, the Company utilizes conveyorized paint lines with spray booths and drying ovens positioned to allow proper drying times between finishing steps. In addition, Shelby Williams has electrostatic wood-finishing systems which provide superior finishing qualities and are advantageous from an environmental standpoint. The Company has recently invested in powder-coating lines which provide similar advantages for the metal products. Management expects to continue to invest in automated machinery and equipment.

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

EMPLOYEES

    As of December 31, 1997, the Company had 1,703 full-time employees. Of these, 1,483 were engaged in manufacturing, 114 in administrative and clerical positions, and 106 in sales and marketing. Those engaged in manufacturing included 245 employees in Mexico.

    Hourly manufacturing employees at both Morristown, Tennessee, and Canton, Mississippi, are represented by separate bargaining agreements with contracts expiring in November 1999 (covering approximately 600 employees) and November 2000 (covering approximately 200 employees), respectively. The Company believes that its relations with its employees are good.

ITEM 2. PROPERTIES.

    At January 1, 1998, the Company maintained facilities with an aggregate of approximately 1,800,000 square feet of space for its operations. The Company considers all of its facilities to be in good operating condition. Currently, the Company's manufacturing facilities are operating at approximately 87% of capacity, with wood products facilities operating at over 90% of capacity. The following table summarizes the principal physical properties, both owned and leased, used by the Company in its operations:

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

Canton, MS.........................  Mfg./Warehousing          406,000   Owned/Leased(1)       May, 2005(1)

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

    In February, 1997, the Company's King Arthur division received a complaint, addressed to King Arthur, Inc., in a case pending in the Superior Court of New Jersey, Camden County, Law Division, entitled Pennsauken Solid Waste Management Authority, et al., vs. Ward Sand & Material Co., Inc. and a large number of other defendants. The complaint, which identifies King Arthur, Inc. as one of the defendants, alleges, among other things, that during the operation of a landfill from the 1960's to 1984, the defendants improperly generated, transported and/or disposed of certain hazardous waste materials, and that defendants are jointly and severally liable to plaintiffs for all costs and damages incurred by plaintiffs for remediation of the landfill and any surrounding areas which are found to be contaminated. The complaint does not specify any dollar amount of damages. The Company acquired certain assets of King Arthur, Inc. in 1986. The Company believes, based on its present knowledge, that it has valid defenses to the allegations in the complaint, and that the Company's liability, if any, is not material. The Company has put its insurers on notice of the complaint.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT.

                                                  AGE AT     PRINCIPAL OCCUPATION DURING PAST FIVE YEARS
                     NAME                         2-1-98       AND POSITION AND OFFICE WITH REGISTRANT
-----------------------------------------------  ---------  ----------------------------------------------
Paul N. Steinfeld..............................     43      Chairman of the Board of Directors and Chief
                                                              Executive Officer since January, 1996; Vice
                                                              Chairman of the Board and Chief Executive
                                                              Officer from May, 1991 to January, 1996;
                                                              Vice Chairman of the Board and Chief
                                                              Administrative Officer prior to May, 1991.
                                                              Director during past five years.
Robert P. Coulter..............................     55      President and Chief Operating Officer since
                                                              May, 1990; prior thereto President and
                                                              Treasurer. Director during past five years.
Manfred Steinfeld..............................     73      Chairman of Executive Committee and chairman
                                                              of executive compensation committee since
                                                              January, 1996; Chairman of the Board and
                                                              chairman of executive compensation committee
                                                              from May, 1991 to January, 1996; prior
                                                              thereto Chairman of the Board and Chief
                                                              Executive Officer. Director during past five
                                                              years.
Peter W. Barile................................     55      Executive Vice President since May, 1990.
Sam Ferrell....................................     56      Vice President, Finance, Treasurer and Chief
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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    The information under the heading "Common Stock Information (Unaudited)" on page 23 of the Company's 1997 Annual Report to Stockholders is hereby incorporated by reference.

ITEM 6. SELECTED FINANCIAL DATA.

    The information under the heading "Five Year Summary of Selected Financial Data" on page 18 of the Company's 1997 Annual Report to Stockholders is hereby incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The information under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 27-28 of the Company's 1997 Annual Report to Stockholders is hereby incorporated by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The information contained on pages 19 (Consolidated Statements of Income), 20 (Consolidated Balance Sheets), 21 (Consolidated Statements of Cash Flows), 22 (Consolidated Statements of Stockholders' Equity), 23-26 (Notes to Consolidated Financial Statements) and 26 (Report of Independent Auditors) of the Company's 1997 Annual Report to Stockholders is hereby incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Not applicable.

                                    PART III

    The information called for by Part III (Item 10 (Directors and Executive Officers of the Registrant), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management), and Item 13 (Certain Relationships and Related Transactions)) is incorporated by reference, to the extent required, from the Company's definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after December 31, 1997.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

    (a) List of financial statements and schedules.

       (1) Financial statements. The following financial statements are incorporated by reference in Part II, Item 8 of this report:
           Consolidated Statements of Income for the years ended December 31, 1997, 1996, and 1995
           Consolidated Balance Sheets at December 31, 1997 and 1996 Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995
           Consolidated Statements of Stockholders' Equity for the years ended December 31, 1997, 1996 and 1995

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

Date: March 24, 1998

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

                 ROBERT L. HAAG*                    Director
     ---------------------------------------
                 (Robert L. Haag)                                                   March 24, 1998

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

                 HERBERT L. ROTH*                   Director
     ---------------------------------------
                (Herbert L. Roth)

                  TRISHA WILSON*                    Director
     ---------------------------------------
                 (Trisha Wilson)

*By         PAUL N. STEINFELD
       -----------------------------------
         Paul N. Steinfeld, Attorney-in-fact

                                 EXHIBIT INDEX

 EXHIBIT
   NO.                                                    DESCRIPTION
---------  ---------------------------------------------------------------------------------------------------------

      2.1  Asset Purchase Agreement dated September 16, 1996 between Preview Furniture Corporation, the Registrant and Ferguson Copeland, LLC, filed as Exhibit 2.1 to Registrant's annual report on Form 10-K for 1996 and hereby incorporated by reference.

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

     *10.1 1996 Senior Management Incentive Plan, filed as Exhibit 10.3 to Registrant's annual report on Form 10-K for 1995 and hereby incorporated by reference.

     *10.2 1997 Senior Management Incentive Plan, filed as Exhibit 10.3 to Registrant's annual report on Form 10-K for 1996 and hereby incorporated by reference.

     *10.3 1998 Senior Management Incentive Plan.

     *10.4 Registrant's 1992 Key Employees' Incentive Stock Option Plan, filed as Exhibit 10.6 to Registrant's annual report on Form 10-K for 1991 and hereby incorporated by reference.

     *10.5 Registrant's 1995 Directors' Stock Option Plan, filed as Exhibit 10.1 to Registrant's Form 10-Q for quarter ended March 31, 1995 and hereby incorporated by reference.

      10.6 Underwriting agreement dated March 26, 1997, filed as Exhibit 1 to Amendment No. 4 to Schedule 13D of
           Manfred Steinfeld filed April 8, 1997 and hereby incorporated by reference.

      13.1 Portions of Registrant's annual report to stockholders for 1997.

      21.1 Subsidiaries of the Registrant, filed as Exhibit 21.1 to Registrant's annual report on Form 10-K for 1996 and hereby incorporated by reference.

      23.1 Consent of independent auditors to incorporation by reference in Form 10-K.

      23.2 Consent of independent auditors to incorporation by reference in Form S-8.

      24.1 Power of Attorney.

      27.1 Financial Data Schedule (EDGAR only).

      27.2 Financial Data Schedule--Restated (EDGAR only).

------------------------

*   Compensation plan.