Form 10-Q
period 1998-03-31
SHELBY WILLIAMS INDUSTRIES INC
filed 1998-04-20
CIK 730564

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended  March 31, 1998

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


                         YES [X]        NO [ ]

     At April 17, 1998, there were 9,181,817 shares of registrant's common stock outstanding.


                    PART I - FINANCIAL INFORMATION

                    SHELBY WILLIAMS INDUSTRIES, INC.

                   Consolidated Statements of Income

                           Three Months Ended

                         March 31, 1998 and 1997
                              (Unaudited)

(Amounts in thousands, except per share data)
                                 1998                         1997
                               _________                    ________


Net sales                       $42,018                      $41,819

Cost of goods sold               32,582                       32,350
                                 ______                       ______
Gross profit                      9,436                        9,469

Selling, general and
 administrative
 expenses                         6,125                        6,077
                                 ______                       ______
                                  3,311                        3,392
Other deductions
  (income):
  Interest expense                  125                          157
  Interest and dividend
    income                         (188)                         (26)
  Miscellaneous expense
    (income)                         18                           29
                                 ______                       ______
                                    (45)                         160
                                 ______                       ______
Income before income
  taxes                           3,356                        3,232
                                 ______                       ______
Income taxes:
  Current                         1,224                        1,007
  Deferred                           18                           59
                                 ______                       ______
                                  1,242                        1,066
                                 ______                       ______

Net income                     $  2,114                     $  2,166
                                 ======                       ======
Net income per share (basic
and diluted)                   $    .23                     $    .25
                                 ======                       ======
Weighted average number
  of common shares
  outstanding                     9,296                        8,744
                                 ======                       ======




                       SHELBY WILLIAMS INDUSTRIES, INC.

                         Consolidated Balance Sheets

                      March 31, 1998 and December 31, 1997
                                 (Unaudited)


(Amounts in thousands, except per share data)
                                   March 31, 1998      December 31, 1997
                                   _______________     _________________

ASSETS
Current assets:
  Cash and cash equivalents           $12,582              $11,124
  Accounts receivable, less
    allowance for doubtful
    accounts of $428 at
    March 31, 1998 and
    $405 at December 31,
    1997                               27,363               28,307
  Inventories:
  Raw materials                        11,162                9,127
  Work in process                       3,524                4,978
  Finished goods                       11,098               11,131
                                       ______               ______
                                       25,784               25,236
  Prepaid expense                       5,130                5,352
                                       ______               ______
Total current assets                   70,859               70,019
Excess of cost over net assets
  of acquired company                     158                  160
Property, plant and equipment
  at cost:
  Land and land improvements            2,961                2,961
  Buildings and leasehold
    improvements                       23,641               23,273
  Machinery and equipment              25,866               23,178
  Construction in progress                175                1,690
                                       ______               ______
                                       52,643               51,102
    Less accumulated
      depreciation and
      amortization                     24,748               24,156
                                       ______               ______
                                       27,895               26,946
Other assets                            1,268                1,203
                                       ______               ______
                                     $100,180              $98,328
                                       ======               ======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                   $  5,848             $  5,496
  Customer deposits on
    orders in process                   4,815                4,225
  Accrued liabilities                   8,414                5,944
  Income taxes                          2,549                1,860
  Current portion of long-
    term debt                           4,000                4,000
                                       ______               ______
Total current liabilities              25,626               21,525

Long-term debt                          2,000                3,000
Deferred income taxes                   2,049                2,031

Stockholder's equity:
  Common stock, $.05 par value;
    authorized 30,000 shares;
    issued 11,856 shares
    (1997-11,848 shares)                  593                  592
  Capital in excess of par value        9,912                9,837
  Retained earnings                    78,091               76,820
                                       ______               ______
                                       88,596               87,249
Less common stock held in
  treasury; 2,674 shares
  at cost (1997-2,500)                 18,091               15,477
                                       ______               ______
Total stockholders' equity             70,505               71,772

                                     $100,180              $98,328
                                       ======               ======



                        SHELBY WILLIAMS INDUSTRIES, INC.

                      Consolidated Statements of Cash Flows

                   Three Months Ended March 31, 1998 and 1997
                                  (Unaudited)

(Amounts in thousands)

                                              1998               1997
                                           ___________________________
Cash flows from operating activities:
  Net income                                $2,114             $2,166
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
    Depreciation and amortization              654                650
    Provision for losses on accounts
      receivable                                31                 22
    Change in assets and liabilities:
      Accounts receivable                      913              1,531
      Inventories                             (548)              (957)
      Prepaid expenses                         222                272
      Accounts payable and accrued
        liabilities                            877             (1,308)
      Income taxes payable                     689                (76)
    Increase in deferred taxes                  18                 59
    Other                                      (65)               (50)
                                             _____              _____
Net cash provided by operating
  activities                                 4,905              2,309
                                             _____              _____
Cash flows from investing activities:
  Proceeds from disposal of property,
    plant and equipment                          7                  7
  Capital expenditures                      (1,608)              (422)
                                             _____              _____
Net cash used by investing activities       (1,601)              (415)
                                             _____              _____
Cash flows from financing activities:
  Principal payments of long-term debt      (1,000)                 -
  Sale of common stock under stock
    option plan                                 76                296
  Purchase of common stock for the
    treasury                                   (79)              (707)
  Dividends declared and paid                 (843)              (701)
                                             _____              _____
Net cash used by financing activities       (1,846)            (1,112)
                                             _____              _____
Net increase in cash                         1,458                782
Cash and cash equivalents at beginning
  of period                                 11,124              1,039
                                             _____              _____
Cash and cash equivalents at end of
  period                                   $12,582             $1,821
                                             =====              =====
Supplemental cash flow information:
  Cash paid during the period for:
    Interest                                $  141             $  157
    Income taxes                               535              1,083
                                             _____              _____
                                            $  676             $1,240
                                             =====              =====



                        SHELBY WILLIAMS INDUSTRIES, INC.

                                March 31, 1998



Item 1.  Financial Statements

   The attached unaudited statements include all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal recur-ring nature. Accrued liabilities at March 31, 1998 include $2,535,000 for purchase of common stock for the treasury on March 30, 1998 which was paid April 2, 1998. The statements are as follows:

     Consolidated Statements of Income for three months ended
March 31, 1998 and 1997.

     Consolidated Balance Sheets at March 31, 1998 and December 31,
1997.

     Consolidated Statements of Cash Flows for three months ended
March 31, 1998 and 1997.

Item 2. Managements' Discussion and Analysis of Financial Condition and Results of Operations

         Material Changes in Financial Condition

         Capital expenditures during the quarter ended March 31, 1998, amounted to $1.6 million, of which $0.3 million was for installation of a state-of-art powder coating system completed in March 1998 at a total cost of $2.0 million, approximately $0.5 million for facilities expansion and improvements, and the balance principally for automated machinery. The Company plans to expend approximately $1.5 million during the next nine months for additional automated machinery and facilities expansion. Book value per share at March 31, 1998, was $7.68 versus $6.52 a year earlier. The current ratio at March 31, 1998 stood at 2.8-to-one.

The Company purchased 174,000 shares of its common stock in the quarter ended March 31, 1998, for $2.6 million at an average repurchase price of $15.03 per share including 169,000 shares purchased on March 30, 1998, for $2.5 million paid on April 2, 1998. These repurchases were made to provide shares upon the exercise of options granted and to be granted under the Company's stock option plans and for other proper corporate purposes. The Company's Board of Directors has authorized the re-purchase of an additional 277,000 shares of common stock. The Company may purchase these shares from time to time, depending on market conditions, in the open market or privately negotiated transactions.

         Material Changes in Results of Operation

         For the quarter ended March 31, 1998, net sales totaled $42.0 million compared to $41.8 million in the first quarter of 1997. The Company's performance was impacted by decreased export sales and weakness in the Hawaiian market. Its principal textile division, Hawaii-based PHF, was affected by the current economic situation in its markets in Hawaii and the Pacific Rim. Gross margin for the quarter was 22.5 percent of sales, slightly down from 22.6 percent in the 1997 period. Selling, general and administrative expenses were 14.6 percent of sales compared to 14.5 percent in the prior first quarter, resulting in operating profit margin of 7.9 percent of sales versus 8.1 percent one year ago. Net interest income of $63,000 in the quarter ended March 31, 1998 contrasted to net interest expense of $131,000 for the 1997 first quarter due to increased cash and cash equivalents to $12.6 million at March 31, 1998 from $1.8 million a year earlier and reduction of total
debt by $2.0 million.   The effective tax rate increased to 37.0% from
33.0% reflecting the impact of decreased export sales to $2.2 million from $4.5 million. As a result of the foregoing, net income in the first quarter decreased 2.4 percent to $2.1 million from $2.2 million in the 1997 first quarter. Basic and diluted earnings per share decreased to $0.23 on 6.3 percent more average shares outstanding, compared to $0.25 a year earlier.

At March 31, 1998, the Company's backlog of unshipped orders was an all-time record high $37.7 million versus $36.5 million a year earlier.

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





             SHELBY WILLIAMS INDUSTRIES, INC.

                      (Registrant)



April 17, 1998                          S/Robert P. Coulter
                                   ________________________________
                                          Robert P. Coulter
                                       President and Director
                                    (Principal Operating Officer)








April 17, 1998                            S/Sam Ferrell
                                   ________________________________
                                            Sam Ferrell
                                 Vice President of Finance, Treasurer
                                       and Assistant Secretary
                                    (Principal Financial Officer)