Form 10-Q
period 1998-06-30
SHELBY WILLIAMS INDUSTRIES INC
filed 1998-08-04
CIK 730564

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended  June 30, 1998

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


                         YES [X]        NO [ ]

     At August 4, 1998, there were 9,106,117 shares of registrant's common stock outstanding.


                    PART I - FINANCIAL INFORMATION

                    SHELBY WILLIAMS INDUSTRIES, INC.

                   Consolidated Statements of Income

                   Three Months and Six Months Ended
                         June 30, 1998 and 1997
                              (Unaudited)

(Amounts in thousands, except per share data)
                               Three Months Ended            Six Months Ended
                                     June 30,                     June 30,
                                 1998      1997              1998      1997
                               ________  ________          ________  _______

Net sales                       $40,829   $39,749           $79,313  $76,205

Cost of goods sold               30,892    30,567            60,821   58,966
                                 ______    ______            ______   ______
Gross profit                      9,937     9,182            18,492   17,239
Selling, general and
 administrative
 expenses                         5,743     5,592            11,045   10,773
                                 ______    ______            ______   ______
                                  4,194     3,590             7,447    6,466
Other deductions
  (income):
  Interest expense                  108       160               233      317
  Interest and dividend
    income                         (172)     (182)             (360)    (208)
  Miscellaneous expense
    (income)                        (11)      (78)                7      (25)
                                  ______     ______           ______  ______
                                    (75)      100              (120)      84
                                  ______     ______           ______  ______
Income from continuing
  operations before income
  taxes                           4,269     3,690             7,567    6,382
                                  ______    ______            ______  ______
Income taxes:
  Current                         1,562     1,181             2,764    1,981
  Deferred                           18        59                36      118
                                 ______     ______            ______  ______
                                  1,580     1,240             2,800    2,099
                                 ______     ______            ______  ______

Income from continuing
  operations                      2,689     2,450             4,767    4,283

Discontinued operations:
  Income (loss) from
    discontinued operations,
    net of taxes                    (84)      257               (48)     590

  Loss on disposal of
    discontinued operations,
    net of taxes                 (7,081)                     (7,081)
                                  ______   ______            ______   ______
Net income (loss)               $(4,476)  $ 2,707           $(2,362)  $4,873
                                  ======   ======             ======  ======
Income per share (basic
    and diluted):
  Continuing operations         $   0.29   $ 0.26           $  0.52   $ 0.47
  Income (loss) from
    discontinued operations,
    net of taxes                   (0.01)    0.03             (0.01)    0.07
  Loss on disposal of
    discontinued operations,
    net of taxes                   (0.77)       -             (0.77)       -

Net income (loss)               $  (0.49)   $0.29           $ (0.26)   $0.54
                                  ______    ______           ______   ______
Weighted average number
  of common shares
  outstanding                      9,130    9,353             9,213    9,048
                                  ======    ======           ======   ======




                       SHELBY WILLIAMS INDUSTRIES, INC.

                         Consolidated Balance Sheets

                      June 30, 1998 and December 31, 1997
                                 (Unaudited)


(Amounts in thousands, except per share data)
                                   June 30, 1998      December 31, 1997
                                   _______________    __________________

ASSETS
Current assets:
  Cash and cash equivalents           $ 8,056              $11,124
  Accounts receivable, less
    allowance for doubtful
    accounts of $401 at
    June 30, 1998 and
    $325 at December 31,
    1997                               25,403               26,165
  Inventories:
  Raw materials                        11,862                8,147
  Work in process                       3,829                4,978
  Finished goods                        5,076                4,643
                                       ______               ______
                                       20,767               17,768
  Prepaid expense                       4,736                5,015
  Net assets of discontinued
    operations                          2,499                8,857
                                       ______               ______
Total current assets                   61,461               68,929
Net assets of discontinued
  operations                                -                2,335
Excess of cost over net assets
  of acquired company                     156                  160
Property, plant and equipment
  at cost:
  Land and land improvements            2,417                2,392
  Buildings and leasehold
    improvements                       20,600               20,176
  Machinery and equipment              25,806               22,720
  Construction in progress                345                1,690
                                       ______               ______
                                       49,168               46,978
    Less accumulated
      depreciation and
      amortization                     23,427               22,367
                                       ______               ______
                                       25,741               24,611
Other assets                            1,357                1,203
                                       ______               ______
                                      $88,715              $97,238
                                       ======               ======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                   $  6,310             $  4,730
  Customer deposits on
    orders in process                   5,116                4,225
  Accrued liabilities                   5,497                5,629
  Income taxes                            846                1,851
  Current portion of long-
    term debt                           4,000                4,000
                                       ______               ______
Total current liabilities              21,769               20,435

Long-term debt                          1,000                3,000
Deferred income taxes                   2,067                2,031


Stockholder's equity:
  Common stock, $.05 par value;
    authorized 30,000 shares;
    issued 11,864 shares
    (1997-11,848 shares)                  593                  592
  Capital in excess of par value        9,992                9,837
  Retained earnings                    72,788               76,820
                                       ______               ______
                                       83,373               87,249
Less common stock held in
  treasury; 2,763 shares
  at cost (1997-2,500)                 19,494               15,477
                                       ______               ______
Total stockholders' equity             63,879               71,772

                                      $88,715              $97,238
                                       ======               ======



                        SHELBY WILLIAMS INDUSTRIES, INC.

                      Consolidated Statements of Cash Flows

                     Six Months Ended June 30, 1998 and 1997
                                  (Unaudited)

(Amounts in thousands)

                                              1998               1997
                                           ___________________________
Cash flows from operating activities:
  Net income (loss)                        $(2,362)            $4,873
  Adjustments to reconcile net income
    (loss)to net cash provided by
    operating activities:
    Depreciation and amortization            1,228              1,217
    Provision for losses on accounts
      receivable                               153                 43
    Change in net assets of dis-
      continued operations                   8,693               (546)
    Change in assets and liabilities:
      Accounts receivable                      609               (235)
      Inventories                           (2,999)             1,363
      Prepaid expenses                         279                162
      Accounts payable and accrued
        liabilities                          2,339             (1,965)
      Income taxes payable                  (1,005)            (1,339)
    Increase in deferred taxes                  36                118
    Other                                     (154)               (26)
                                             _____              _____
Net cash provided by operating
  activities                                 6,817              3,665
                                             _____              _____
Cash flows from investing activities:
  Proceeds from disposal of property,
    plant and equipment                          8                132
  Capital expenditures                      (2,362)            (1,285)
                                             _____               _____
Net cash used by investing activities       (2,354)            (1,153)
                                             _____               _____
Cash flows from financing activities:
  Sale of treasury stock at public
    offering                                     -              7,953
  Principal payments of long-term debt      (2,000)                 -
  Sale of common stock under stock
    option plan                                156                296
  Purchase of common stock for the
    treasury                                (4,018)              (884)
  Dividends declared and paid               (1,669)            (1,449)
                                             _____              _____
Net cash provided (used) by financing
    activities                              (7,531)             5,916
                                             _____              _____
Net increase (decrease) in cash and
   cash equivalents                         (3,068)             8,428
Cash and cash equivalents at beginning
  of period                                 11,124              1,039
                                             _____              _____
Cash and cash equivalents at end of
  period                                    $8,056             $9,467
                                             =====              =====
Supplemental cash flow information:
  Cash paid during the period for:
    Interest                                $  233             $  317
    Income taxes                             3,778              3,626
                                             _____              _____
                                            $4,011             $3,943
                                             =====              =====



                        SHELBY WILLIAMS INDUSTRIES, INC.

                                June 30, 1998



Item 1.  Financial Statements

     On July 14, 1998, the Company's Board of Directors approved management's plan to discontinue the Company's distribution operations of textile and floor covering products manufactured by outside suppliers. Of the two businesses comprising these operations, one is being held for sale and one is in the process of being liquidated. It is expected the plan will be completed by July 1999. As a result, during the second quarter the Company recorded a loss on the disposition of these operations of $9,698,000, or $7,081,000 after taxes, including a provision for estimated losses prior to disposal, which is summarized below (dollars in thousands):

Reduction of inventory value                             $  4,706
Reduction of property to net realizable value               2,198
Reduction of accounts receivable and prepaids value           629
Other liabilities/reserves                                  1,445
Accrual for losses through disposition                        720
                                                         ________
Total                                                       9,698

Income tax benefit                                          2,617
                                                         ________
                                                         $  7,081
                                                         ========

The operating results of the discontinued operations are summarized as follows (dollars in thousands, except for per share amounts):

                                 Three Months Ended        Six Months Ended
                                      June 30,                 June 30,
                                 1998         1997         1998        1997
                                ___________________       __________________
Net sales                       $3,447       $5,690       $6,981     $11,053
Income (loss) before income
   taxes                          (135)         412          (77)        952
Income taxes (benefit)             (51)         155          (29)        362
Net income (loss)                  (84)         257          (48)        590
Net income (loss) per
   share (basic and diluted)     (0.01)        0.03        (0.01)       0.07

The net assets of the discontinued operations at June 30, 1998 and December 31, 1997 are as follows (in thousands):

                                     1998                  1997
                                  __________             __________
Current assets                    $  5,892               $  9,947
Current liabilities, including
   reserve for estimated losses
   through disposal date             3,393                  1,090
                                    ______                 ______
Net assets of discontinued
   operations, current            $  2,499               $  8,857
                                    ======                 ======
Property, net                                            $  2,335
                                                           ______
Net assets of discontinued
   operations, non-current                               $  2,335
                                                           ======

As a result of the Board approval of the plan, the consolidated financial statements of the Company have been restated to reflect the results of operations and net assets of these operations as a discontinued operation in accordance with generally accepted accounting principles. The losses recorded on the disposition of these operations are estimated and may be considered "forward-looking statements" within the Federal Securities Laws. Actual results may be materially different from these estimates and will depend on the amounts realized in the sale and liquidation process.


     The attached unaudited statements include all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Except as indicated above, all such adjustments are of a normal recurring nature. The statements are as follows:

     Consolidated Statements of Income for three months and for six months ended June 30, 1998 and 1997.

     Consolidated Balance Sheets at June 30, 1998 and December 31,
1997.

     Consolidated Statements of Cash Flows for six months ended
June 30, 1998 and 1997.

Item 2. Managements' Discussion and Analysis of Financial Condition and Results of Operations

         Material Changes in Financial Condition

         The Company recorded an after-tax charge in the second quarter totaling approximately $7.1 million, or $0.77 per share, for the planned discontinuation of its outsourced textile and floor coverings distribution operations. These operations have not made a contribution to profits in 1998, and management believes they offer limited upside potential. See
Item 1 above for details.

          During the second quarter of 1998, the Company purchased 89,000 shares of its common stock for $1.4 million at an average repurchase price of $15.75 per share. These repurchases were made to use in connection with the Company's employee benefit plans and for other proper corporate purposes. The Board of Directors has authorized repurchase of an additional 188,000 shares. The Company may purchase these shares from time to time in the future, with purchase decisions to be dependent on market conditions and other factors, in the open market or privately negotiated transactions.

          Capital expenditures during the six months ended June 30, 1998, amounted to $2.4 million, of which $0.3 million was for installation of a state-of-art powder coating system completed in March 1998 at a total cost of $2.0 million, approximately $0.6 million for facilities expansion and improvements, and the balance principally for automated machinery. The current ratio at June 30, 1998 stood at 2.8-to-one.

          The Company does not have a significant amount of date-depen-dent software programs in its centralized information systems. Other systems, such as computer controlled machinery and even telephones may have Year 2000 problems with their computer chips. The Company's manufacturing operations are not significantly dependent on computer controlled machinery. The Company has inventoried all computer controlled equipment and assessed the exposure of each system to ensure all computer controlled equipment is Year 2000 compliant.
Based upon this review, the Company believes that all critical equipment is compliant.

          The Company has completed an assessment of its centralized information system and has modified or replaced and is in the process of modifying or replacing portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The Year 2000 project cost is estimated at approximately $150,000 of which approximately $100,000 will be capitalized and the remainder will be expensed as incurred. To date, the Company has in-curred about $90,000 of this cost of which $55,000 is for capital items.

          The project is proceeding according to plan and is estimated to be completed not later than December 31, 1998, which is prior to any anticipated impact on its operating systems. The Company believes that with modifications to existing software and conversions to new software made and being made, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modification and conversions are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company.

         The costs of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ from those anticipated. Specific factors that might cause such differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar un-certainties.

         Material Changes in Results of Operations

         Net sales for the quarter ended June 30, 1998 totaled $40.8 million compared to $39.7 million in the second quarter of 1997. Net income from continuing operations totaled $2.7 million, a 9.8 percent increase over $2.5 million in the second quarter of 1997. Earnings per share from continuing operations of $0.29 for the second quarter increased 11.5 percent from $0.26 in the same period in 1997. Pre-tax income from continuing operations increased 15.7 percent over the same quarter last year. The Company's gross margin widened to 24.3 percent from 23.1 percent, driven by better plant utilization and manufacturing efficiencies. Operating margin increased to 10.3 percent from 9.0 percent.

          Due to strong demand from hotel refurbishing and new construction activity, net sales for the first half of 1997 increased
4.1 percent to $79.3 million from $76.2 million in the same period of 1997. This increase was due almost entirely to volume increases. Net income from continuing operations was $4.8 million, an 11.3 percent increase over $4.3 million, while earnings per share from continuing operations of $0.52 for the first six months of 1998 increased 10.6 percent from $0.47 in the same period of 1997. Gross margin for the first half increased to 23.3 percent of sales compared to 22.6 percent in the first six months of 1997. Almost all of this percentage increase was attributable to the improved margin for the second quarter indicated above.

          The Company's backlog of unshipped orders for continuing operations at June 30, 1998, increased 21.5 percent, to approximately $39.6 million, compared to $32.6 million a year earlier.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     Not Applicable.

                           PART II - OTHER INFORMATION



Item 4. Submission of Matters to a Vote of Security Holders

    At the Company's annual meeting of stockholders held May 5, 1998, the following matters were voted:

    Election of directors:

    Name                      Vote For                Vote Withheld
    ____                      ________                _____________

    Robert P. Coulter         8,583,463                      12,777
    William B. Kaplan         8,583,463                      12,777
    Robert E. Lowe            8,583,473                      12,767
    Douglas A. Parker         8,583,473                      12,767
    Manfred Steinfeld         8,583,463                      12,777
    Paul N. Steinfeld         8,583,385                      12,855
    Trisha Wilson             8,583,473                      12,767

        Approval of independent auditors:

        FOR:  8,588,032        AGAINST:  6,027       ABSTAIN:  2,181

        No broker non-votes were recorded.


Item 6. Exhibits and Reports on Form 8-K

     a. Exhibits

       27.1  Financial Data Schedule (EDGAR only).
       27.2  Financial Data Schedule-Restated (EDGAR only).
       27.3  Financial Data Schedule-Restated (EDGAR only).

     b. Reports on Form 8-K

       No reports have been filed on Form 8-K during this quarter.

             SHELBY WILLIAMS INDUSTRIES, INC.

                       SIGNATURES



     Pursuant to the requirement of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





             SHELBY WILLIAMS INDUSTRIES, INC.

                      (Registrant)



August 4, 1998                          S/Robert P. Coulter
                                   ________________________________
                                          Robert P. Coulter
                                       President and Director
                                    (Principal Operating Officer)








August 4, 1998                            S/Sam Ferrell
                                   ________________________________
                                            Sam Ferrell
                                 Vice President of Finance, Treasurer
                                       and Assistant Secretary
                                    (Principal Financial Officer)