Form 10-Q
period 1998-09-30
SHELBY WILLIAMS INDUSTRIES INC
filed 1998-11-04
CIK 730564

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended  September 30, 1998

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


                         YES [X]        NO [ ]

     At November 4, 1998, there were 8,930,517 shares of registrant's common stock outstanding.


                    PART I - FINANCIAL INFORMATION

                    SHELBY WILLIAMS INDUSTRIES, INC.

                   Consolidated Statements of Income

                   Three Months and Nine Months Ended
                      September 30, 1998 and 1997
                              (Unaudited)

(Amounts in thousands, except per share data)
                               Three Months Ended          Nine Months Ended
                                  September 30,               September 30,
                                 1998      1997              1998      1997
                               ________  ________          ________  _______

Net sales                       $42,387   $39,608          $121,700 $115,813

Cost of goods sold               32,292    30,173            93,113   89,139
                                 ______    ______            ______   ______
Gross profit                     10,095     9,435            28,587   26,674
Selling, general and
 administrative
 expenses                         5,789     5,637            16,834   16,410
                                 ______    ______            ______   ______
                                  4,306     3,798            11,753   10,264
Other deductions
  (income):
  Interest expense                   97       162               330      479
  Interest and dividend
    income                         (106)     (185)             (466)    (393)
  Miscellaneous expense
    (income)                         20       (29)               27      (54)
                                  ______    ______           ______   ______
                                     11       (52)             (109)      32
                                  ______    ______           ______   ______
Income from continuing
  operations before income
  taxes                           4,295     3,850            11,862   10,232
                                  ______    ______            ______  ______
Income taxes:
  Current                         1,550     1,259             4,314    3,240
  Deferred                           18        59                54      177
                                  ______    ______            ______  ______
                                  1,568     1,318             4,368    3,417
                                  ______    ______            ______  ______

Income from continuing
  operations                      2,727     2,532             7,494    6,815

Discontinued operations:
  Income (loss) from
    discontinued operations,
    net of taxes                      -       202               (48)     792

  Loss on disposal of
    discontinued operations,
    net of taxes                      -         -            (7,081)       -
                                  ______   ______             ______  ______
Net income                      $ 2,727   $ 2,734           $   365  $ 7,607
                                  ======   ======             ======  ======
Income per share (basic
    and diluted):
  Continuing operations         $  0.30   $  0.27           $  0.82   $ 0.74
  Income (loss) from
    discontinued operations,
    net of taxes                       -     0.02             (0.01)    0.09
  Loss on disposal of
    discontinued operations,
    net of taxes                       -        -             (0.77)       -

  Net income                    $   0.30   $ 0.29           $  0.04   $ 0.83
                                  ______    ______           ______   ______
Weighted average number
  of common shares
  outstanding                      8,991    9,348             9,139    9,148
                                  ======    ======           ======   ======




                       SHELBY WILLIAMS INDUSTRIES, INC.

                         Consolidated Balance Sheets

                   September 30, 1998 and December 31, 1997
                                 (Unaudited)


(Amounts in thousands, except per share data)
                                 September 30, 1998    December 31, 1997
                                   _______________    __________________

ASSETS
Current assets:
  Cash and cash equivalents           $ 3,809              $11,124
  Accounts receivable, less
    allowance for doubtful
    accounts of $356 at
    September 30, 1998 and
    $325 at December 31,
    1997                               28,972               26,165
  Inventories:
  Raw materials                        14,550                8,147
  Work in process                       3,423                4,978
  Finished goods                        5,403                4,643
                                       ______               ______
                                       23,376               17,768
  Prepaid expense                       5,190                5,015
  Net assets of discontinued
    operations                          2,291                8,857
                                       ______               ______
Total current assets                   63,638               68,929
Net assets of discontinued
  operations                                -                2,335
Excess of cost over net assets
  of acquired company                     153                  160
Property, plant and equipment
  at cost:
  Land and land improvements            2,480                2,392
  Buildings and leasehold
    improvements                       20,810               20,176
  Machinery and equipment              26,036               22,720
  Construction in progress                166                1,690
                                       ______               ______
                                       49,492               46,978
    Less accumulated
      depreciation and
      amortization                     23,836               22,367
                                       ______               ______
                                       25,656               24,611
Other assets                            1,315                1,203
                                       ______               ______
                                      $90,762              $97,238
                                       ======               ======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                   $  7,858             $  4,730
  Customer deposits on
    orders in process                   5,960                4,225
  Accrued liabilities                   5,832                5,629
  Income taxes                          1,698                1,851
  Current portion of long-
    term debt                           4,000                4,000
                                       ______               ______
Total current liabilities              25,348               20,435

Long-term debt                              -                3,000
Deferred income taxes                   2,085                2,031


Stockholder's equity:
  Common stock, $.05 par value;
    authorized 30,000 shares;
    issued 11,876 shares
    (1997-11,848 shares)                  593                  592
  Capital in excess of par value       10,128                9,837
  Retained earnings                    74,695               76,820
                                       ______               ______
                                       85,416               87,249
Less common stock held in
  treasury; 2,945 shares
  at cost (1997-2,500)                 22,087               15,477
                                       ______               ______
Total stockholders' equity             63,329               71,772

                                      $90,762              $97,238
                                       ======               ======



                        SHELBY WILLIAMS INDUSTRIES, INC.

                      Consolidated Statements of Cash Flows

                  Nine Months Ended September 30, 1998 and 1997
                                  (Unaudited)

(Amounts in thousands)

                                              1998               1997
                                           ___________________________
Cash flows from operating activities:
  Net income                               $   365             $7,607
  Adjustments to reconcile net income
    to net cash provided by
    operating activities:
    Depreciation and amortization            1,853              1,795
    Provision for losses on accounts
      receivable                               201                 91
    Change in net assets of dis-
      continued operations                   8,901                (94)
    Change in assets and liabilities:
      Accounts receivable                   (3,008)            (2,413)
      Inventories                           (5,608)             1,550
      Prepaid expenses                        (175)              (811)
      Accounts payable and accrued
        liabilities                          5,066                507
      Income taxes payable                    (153)              (918)
    Increase in deferred taxes                  54                177
    Other                                     (112)               191
                                             _____              _____
Net cash provided by operating
  activities                                 7,384              7,682
                                             _____              _____
Cash flows from investing activities:
  Proceeds from disposal of property,
    plant and equipment                         74                133
  Capital expenditures                      (2,965)            (2,558)
                                             _____               _____
Net cash used by investing activities       (2,891)            (2,425)
                                             _____               _____
Cash flows from financing activities:
  Sale of treasury stock at public
    offering                                     -              7,953
  Principal payments of long-term debt      (3,000)                 -
  Sale of common stock under stock
    option plan                                292                296
  Purchase of common stock for the
    treasury                                (6,610)              (884)
  Dividends declared and paid               (2,490)            (2,196)
                                             _____              _____
Net cash provided (used) by financing
    activities                             (11,808)             5,169
                                             _____              _____
Net increase (decrease) in cash and
   cash equivalents                         (7,315)            10,426
Cash and cash equivalents at beginning
  of period                                 11,124              1,039
                                             _____              _____
Cash and cash equivalents at end of
  period                                   $ 3,809            $11,465
                                             =====              =====
Supplemental cash flow information:
  Cash paid during the period for:
    Interest                                $  366             $  474
    Income taxes                             4,447              4,493
                                             _____              _____
                                            $4,813             $4,967
                                             =====              =====



                        SHELBY WILLIAMS INDUSTRIES, INC.

                               September 30, 1998



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
                                                         ========

The operating results of the discontinued operations are summarized as follows (dollars in thousands, except for per share amounts):

                                 Three Months Ended        Nine Months Ended
                                    September 30,            September 30,
                                 1998         1997         1998        1997
                                ___________________       __________________
Net sales                       $    -       $5,920       $6,981     $16,973
Income (loss) before income
   taxes                             -          292          (77)      1,244
Income taxes (benefit)               -           90          (29)        452
Net income (loss)                    -          202          (48)        792
Net income (loss) per
   share (basic and diluted)         -         0.02        (0.01)       0.09

The net assets of the discontinued operations at September 30, 1998 and December 31, 1997 are as follows (in thousands):

                                     1998                  1997
                                  __________             __________
Current assets                    $  5,594               $  9,947
Current liabilities, including
   reserve for estimated losses
   through disposal date             3,303                  1,090
                                    ______                 ______
Net assets of discontinued
   operations, current            $  2,291               $  8,857
                                    ======                 ======
Property, net                                            $  2,335
                                                           ______
Net assets of discontinued
   operations, non-current                               $  2,335
                                                           ======

As a result of the Board approval of the plan, the consolidated financial statements of the Company have been restated to reflect the results of operations and net assets of these operations as a discontinued operation in accordance with generally accepted accounting principles. The losses recorded on the disposition of these operations are estimated and may be considered "forward-looking statements" within the meaning of the Federal Securities Laws. Actual results may be materially different from these estimates and will depend on the amounts realized in the sale and liquidation process.


     The attached unaudited statements include all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Except as indicated above, all such adjustments are of a normal recurring nature. The statements are as follows:

     Consolidated Statements of Income for three months and for nine months ended September 30, 1998 and 1997.

     Consolidated Balance Sheets at September 30, 1998 and December 31,
1997.

     Consolidated Statements of Cash Flows for nine months ended
September 30, 1998 and 1997.

Item 2. Managements' Discussion and Analysis of Financial Condition and Results of Operations

         Material Changes in Financial Condition

         During the third quarter of 1998, the Company purchased 182,000 shares of its common stock for $2.6 million at an average repurchase price of $14.23 per share. These repurchases were made to use in connection with the Company's employee benefit plans and for other proper corporate purposes. On October 13, 1998, the Board of Directors authorized repurchase of an additional 500,000 shares. The Company may purchase these shares from time to time in the future, with purchase decisions to be dependent on market conditions and other factors, in the open market or privately negotiated transactions.

          Capital expenditures during the three months ended September 30, 1998, amounted to $.6 million, principally for automated machinery.
The current ratio at September 30, 1998 stood at 2.5-to-one.

          Inventories increased during the nine months ended September 30, 1998, by 31.6 percent to $23.4 million. This was mainly due to a 21.1 percent increase in backlog of unshipped orders during the same period and the timing of receipt of raw material as reflected in the $3.1 million increase in accounts payable. The Company recorded an after-tax charge in the second quarter totaling approximately $7.1 million, or $0.77 per share, for the planned discontinuation of its outsourced textile and floor coverings distribution operations. These operations have not made a contribution to profits in 1998, and management believes they offer limited upside potential. See Item 1 above for details.

          The Company does not have a significant amount of date-dependent software programs in its centralized information systems. Other systems, such as computer controlled machinery and even telephones may have Year 2000 problems with their computer chips. The Company's manufacturing operations are not significantly dependent on computer controlled machinery. The Company has inventoried all computer controlled equipment and assessed the exposure of each system to ensure all computer controlled equipment is Year 2000 compliant. Based upon this review, the Company believes that all critical equipment is compliant.

          The Company has completed an assessment of its centralized information system and has modified or replaced and is in the process of modifying or replacing portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The Year 2000 project cost is estimated at approximately $150,000 of which approximately $100,000 will be capitalized and the remainder will be expensed as incurred. To date, the Company has in-curred about $135,000 of this cost of which $90,000 is for capital items.

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

         Material Changes in Results of Operations

         Net sales for the quarter ended September 30, 1998 totaled $42.4 million compared to $39.6 million in the third quarter of 1997. This increase was due almost entirely to volume increases. Net income from continuing operations totaled $2.7 million, a 7.7 percent increase over $2.5 million in the third quarter of 1997. Earnings per share from continuing operations of $0.30 for the third quarter increased 11.1 percent from $0.27 in the same period in 1997. Pre-tax income from continuing operations increased 11.6 percent over the same quarter last year. Operating margin increased to 10.2 percent from 9.6 percent due primarily to improvement in selling, general and administrative expense as a percent of sales.

          Net sales for the first nine months of 1998 increased 5.1 percent to $121.7 million from $115.8 million in the same period of 1997. Despite ongoing economic difficulties in the Company's export market, its overall business remains strong. Year-to-date export sales at September 30, 1998, were running approximately $4.2 million, or 32 percent, below the same period in 1997. The Company's position as a market leader abroad leaves management confident that it will garner a significant share of export business as the international situation normalizes, although there can be no assurance in this regard. Net income from continuing operations was $7.5 million, a 10.0 percent increase over $6.8 million, while earnings per share from continuing operations of $0.82 for the first nine months of 1998 increased 10.8 percent from $0.74 in the same period of 1997. Gross margin for the period increased to 23.5 percent of sales compared to 23.0 percent in the first nine months of 1997.


          The Company's backlog of unshipped orders for continuing operations at September 30, 1998, was approximately $38.5 million, an increase of 21.1 percent during the first nine months of 1998 or
11.3 percent from a year earlier.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     Not Applicable.

                           PART II - OTHER INFORMATION



Item 5.  Other Information

         The Securities and Exchange Commission has recently amended Rules 14a-4 and 14a-5 promulgated under the Securities Exchange Act of 1934, as amended (the "1934 Act"), in respect of the Company's exercise of dis-cretionary voting authority in connection with annual shareholder meetings, and in particular with respect to matters not submitted under the Share-holder Proposal rule set forth in Rule 14a-8 under the 1934 Act.

          Under the amended Rules, a company is permitted discretionary voting authority in those instances in which the company did not have notice of the matter by a date more than 45 days before the month and day in the current year corresponding to the date on which the company first mailed its proxy materials for the prior year's annual meeting of shareholders, or by a date established by an overriding advance notice provision in a company's articles of incorporation or bylaws. The
Company has not implemented such an advance notice provision. Accordingly, in connection with the 1999 Annual Meeting of Stockholders of the Company, the date after which notice of a stockholder proposal submitted outside the processes of Rule 14a-8 under the 1934 Act is considered untimely is February 9, 1999.

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





             SHELBY WILLIAMS INDUSTRIES, INC.

                      (Registrant)



November 4, 1998                          S/Robert P. Coulter
                                   ________________________________
                                          Robert P. Coulter
                                       President and Director
                                    (Principal Operating Officer)








November 4, 1998                            S/Sam Ferrell
                                   ________________________________
                                            Sam Ferrell
                                 Vice President of Finance, Treasurer
                                       and Assistant Secretary
                                    (Principal Financial Officer)