Form 10-K405
period 1998-12-31
SHELBY WILLIAMS INDUSTRIES INC
filed 1999-03-26
CIK 730564

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(Mark One)

/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the fiscal year ended December 31, 1998
                         or
/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      Commission file number 1-9457

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes_X_  No__

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _X_

    At March 1, 1999, there were 8,761,417 shares of the registrant's common stock outstanding. As of said date the aggregate market value of the voting stock held by non-affiliates of the registrant (computed by reference to the closing sale price on such date) was approximately $77,081,150.

    Documents incorporated by reference:

                                                    PART OF FORM 10-K INTO WHICH
                     DOCUMENT                         DOCUMENT IS INCORPORATED
--------------------------------------------------  ----------------------------
Registrant's annual report to stockholders for
 1998.............................................  Part II, Items 5-8

Registrant's definitive proxy statement to be
 filed for 1999 annual meeting....................  Part III, Items 10-13

                                     PART I

ITEM 1. BUSINESS

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

    On July 14, 1998, the Company's Board of Directors approved management's plan to discontinue the Company's distribution operation of textile and floor covering products manufactured by outside suppliers. The plan was completed in December, 1998. During the second quarter 1998, the Company recorded a loss on the disposition of these operations of approximately $9.7 million, or $7.1 million after taxes. The losses recorded on the disposition of these operations were not materially different from those incurred on the actual amounts realized in the sale and liquidation process. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note to Consolidated Financial Statements captioned "Discontinued Operations."

INDUSTRY

    The contract furniture industry in which Shelby Williams primarily operates serves the hospitality (including lodging, gaming, interval vacation and country club), food service, university, healthcare and other institutional markets. Approximately 82% of the Company's 1998 net sales were to the hospitality and food service markets.

    Shelby Williams estimates, based upon its experience and knowledge of its markets, that demand for seating products in the hospitality and food service industries is primarily for the refurbishment of existing facilities rather than seating in new facilities. Shelby Williams estimates that food service seating (including seating for food service facilities in hotels) is replaced approximately every eight to 12 years and seating for hotel guest rooms every ten to 15 years. The hospitality, food service, and leisure industries continued to expand in 1998 providing opportunities for additional contract seating sales. Despite ongoing economic difficulties in the export markets served by the Company, the Company's position as market leader abroad leaves management confident that it will garner a significant share of export business as the international situation normalizes, although there can be no assurance in this regard.

    The markets for the seating products in which Shelby Williams competes are served by a small number of relatively large, privately-held companies and divisions of publicly-held companies and a large number of relatively small, privately-held regional manufacturers. Shelby Williams believes that its size provides it with certain advantages relative to its competitors.

GENERAL

    Shelby Williams is the leading designer, manufacturer and distributor of seating products used in the hospitality (including lodging, gaming, interval vacation and country club) and food service industries. The Company produces and markets under the SHELBY WILLIAMS brand name an extensive line of seating products including wood, metal and rattan chairs, barstools, sofas and sleep sofas and stacking chairs, as well as banquet-related products under the KING ARTHUR brand name including folding tables, food service carts and portable dance floors. In addition, Shelby Williams designs and manufactures seating products under the THONET brand name for the university, healthcare and other institutional markets. The Company also manufactures vinyl wallcovering products for residential, hotel and office use. The Company markets these products under the brand name SELLERS & JOSEPHSON. Shelby Williams manufactures approximately 350 standard furniture products for the hospitality and food service industries, and approximately 200 standard products for the university, healthcare and other institutional markets. The majority of these products are supplied under special order and finished and upholstered to customer specifications.

    Shelby Williams estimates that, of its 1998 net sales of $165.9 million, approximately 82% were to the hospitality and food service industries and approximately 14% were to university, healthcare and other institutional markets. Representative users of the Company's products are listed under the heading "Customers and End Users." The Company's ten largest customers accounted for approximately 19% of 1998 net sales, and no single customer accounted for more than 5% of 1998 net sales.

    The Company's sales and marketing staff consists of approximately 103 full-time employees, of which 68 are field sales personnel. The Company's products are marketed to hospitality and food service chains or their buying agencies and to other customers through interior designers, architects, contract furniture, food service and office furniture dealers. Shelby Williams markets its products through 13 showrooms and sales offices in the United States and approximately 40 distributors internationally. In addition, Shelby Williams publishes four extensive catalog systems displaying the Company's products. Customers may order standard products directly from these catalogs or request changes to meet their design specifications.

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

    CUSTOMER SERVICE. Management believes that Shelby Williams offers a superior level of customer service resulting in a high level of customer satisfaction and enhanced opportunities for repeat business. As part of its customer service program, Shelby Williams employs a dedicated sales force of 68 field sales personnel knowledgeable about Shelby Williams' products and attuned to customers' requirements. Shelby Williams believes that its sales force and the high quality of ongoing service and support it provides have enabled it to establish strong relationships with its customers.

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

PRODUCTS

    Shelby Williams' product lines consist primarily of: (i) seating for dining, gaming, guest room, conference and banquet facilities, (ii) healthcare and university seating, and (iii) seating for other institutional use. To complement its major product lines, Shelby Williams also manufactures and distributes banquet folding tables, portable dance floors and platforms, food service carts and other function room furniture, as well as a full range of vinyl wallcoverings. Shelby Williams' products are primarily sold: (i) directly to hospitality and food service providers, gaming establishments, universities and other institutions, (ii) to interior designers, architects and other buying agencies that in turn sell the products to the end users, and (iii) to rental companies that store Company products and rent them to their customers.

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

MARKETING

    The Company's marketing strategy is based upon a higher degree of direct sales relative to its competitors which tend to conduct sales through factory representatives and with minimal sales forces. The Company's sales and marketing staff consists of approximately 103 full-time employees, approximately 68 of which are exclusively involved in field sales. This dedicated sales force is an integral component of the Company's customer service and support strategy. Management believes the high quality of ongoing service and support provided by the sales force results in strong customer relationships and enhanced opportunities for repeat business. Each of the Company's sales persons sells products and services customers within an assigned territory. The Company's sales persons promote customer satisfaction with periodic service calls in addition to scheduled follow-up visits. Sales persons receive a base salary, plus commissions based on net sales. All orders are subject to acceptance by the Company's management.

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

DISTRIBUTION

    Shelby Williams distributes its products both domestically and internationally. Shelby Williams has showrooms and sales offices in 13 cities in the United States, as well as distributors in 33 foreign countries. Many of these distributors are concentrated in Europe and Asia. In addition, Shelby Williams utilizes its local facilities and existing distribution channels to assemble and distribute products in the United States imported from European sources. Shelby Williams also exhibits at major national and international trade shows.

CUSTOMERS AND END USERS

    Some of the Company's major hospitality and food service customers and end users:

HOTELS
Bass Hotels & Resorts
Boykin Lodging Co.
Bristol Hotel Co.
Ciga Hotels
Davidson Hotels
Doubletree Hotel Corp.
Extended Stay America
Four Seasons Hotel, Inc.
John Q. Hammons Hotel, Inc.
Hilton Hotel Corp.
Hyatt Hotel Co.
Intercontinental Hotels
Interstate Hotel Corp.
La Quinta Inns, Inc.
Loews Hotel Corp.
Marcus Corp. (Budgetel Inns)
Marriott Hotel Corp.
MeriStar Hotels
Prime Hospitality Corp.
Promus Hotel Corp. (Embassy Suites, Hampton Inns Homewood Suites)
Renaissance Hotel Corp.
The Ritz Carlton Hotel Co.
The Sheraton Corp.
Starwood Lodging Corp.
Westin Hotels
Wyndham Hotels

RESTAURANTS
Applebees Restaurants
Au Bon Pain Restaurants
Brinker International Inc. (The Corner Bakery, Macaroni Grill, Maggiano's) Champs Restaurants
Club Corporation of America
Copper Cellar Corp.
Darden Restaurants Inc. (The Olive
Garden and Red Lobster Restaurants)
The Hard Rock Cafe
LaMadeleine
Luby's Cafeteria Inc.
Morton's of Chicago Restaurant
Nick's Fishmarkets
Palomino
Pizza Hut Inc.
Planet Hollywood Int'l Inc.
Sirloin Stockade
Starbucks Coffee Company
Sullivan Steak Houses
T.G.I. Friday's
Veladi Ranch Steakhouses
Wendy's International Inc.

GAMING
Boyd Gaming Corp.
 (Stardust Resort & Casino)
Bally's Casino Resort
Bellagio Hotel & Casino
Carnival Hotel & Casino
Caesars Palace
Circus Circus Enterprises, Inc.
Cow Creek Indian Gaming Center
Churchill Downs Race Track
The Desert Inn
Delaware Park Race Track & Casino
Grand Casino
Harrah's Entertainment Inc.
Menominee Tribal Gaming
MGM Grand Hotel & Casino
The Mirage Resorts
Muckleshoot Tribal Gaming
Rio Suite Hotel & Resort
Sheraton Casino
Showboat Marina Casino
Soaring Eagle Indian Casino
Sun International Hotels

INTERVAL VACATION (TIME SHARE)
Embassy Vacation Resort Properties, Inc.
Fairfield Communities, Inc.
Hilton Grand Vacations
Hyatt Vacation Club
Marriott Vacation Club Int'l.
Nevada Resort Properties
Orange Lake Resort & Club
The Shell Group
Signature Resorts Inc.
Trendwest Resorts, Inc.
Vacation Break USA, Inc.
Vistana Resorts

    Some of the Company's major healthcare and university, wallcovering and other customers and end users:

HEALTHCARE AND
 UNIVERSITIES
Albert Einstein Medical Center
Assisted Living Concepts
Carson Newman College
Columbia/HCA Hospitals
Eby Development Company
Geisinger Medical Center
Georgia Institute of Technology
Health Systems of Tennessee, L.L.C.
Kaiser Foundation Hospitals
Michigan State University
Purdue University
Roosevelt University
Rutgers University
Sterling House
The University of Chicago Hospitals
University of Michigan
University of Tennessee
WALLCOVERING
Duron Paints
Patton Wallcoverings, Inc.
Seabrook Wallcoverings Co. Inc.
Thybony Wallcoverings Co. Inc.
The Warner Company
OTHER
Allstate Insurance Co.
AFNAF (Air Force Non- Appropriated Funds)
Clinique Cosmetics Departments
The Eckerd Corporation
The General Services Administration
May Department Stores
J.C. Penney Company
Profitt's Department Stores
Sears, Roebuck & Co.
The Walgreen Co.

    The Company's past business relationship with the above customers and end users is not intended to imply that such relationship will continue in the future.

    In 1998, the Company also sold products to over 350 country clubs in 34 states.

    The Company's ten largest customers accounted for approximately 19% of net sales in 1998, and no single customer accounted for more than 5% of 1998 net sales. Approximately 90% of the Company's products are manufactured to fill specific orders.

TRADEMARKS AND TRADENAMES

    The Company sells its hospitality and food service products under the trademarks Shelby Williams-Registered Trademark-, King
Arthur-Registered Trademark- and Sterno-Registered Trademark- and its healthcare, dormitory and other institutional furniture under the trademark Thonet-Registered Trademark-. The Company markets cutting room tables and accessories under the Phillocraft-Registered Trademark- name, and wallcoverings under the Sellers & Josephson-Registered Trademark- name.

BACKLOG

    The Company's backlog of orders at December 31, 1998, was $34.2 million, a year-end record level, as compared to $31.8 million at December 31, 1997. The Company expects to ship substantially all of its backlog by the end of 1999.

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

MANUFACTURING AND ASSEMBLY

    The following table summarizes the products manufactured and assembled at each of the Company's manufacturing facilities (as of January 1, 1999):

                      LOCATION                                        PRODUCTS
-----------------------------------------------------  ---------------------------------------
Morristown, TN.......................................  Hospitality, food service and gaming seating, banquet seating (1)
Statesville, NC......................................  Healthcare and university seating;
                                                       banquet seating and products
Canton, MS...........................................  Upholstered products
Zacatecas, MX........................................  Furniture components
Englewood, NJ........................................  Wallcoverings
Carlstadt, NJ........................................  Wallcoverings

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

    All manufacturing operations emphasize quality control during the various production processes. To provide consistency and speed to the finishing process, the Company utilizes conveyorized paint lines with spray booths and drying ovens positioned to allow proper drying times between finishing steps. In addition,

Shelby Williams has electrostatic wood-finishing systems which provide superior finishing qualities and are advantageous from an environmental standpoint. The Company has recently invested in powder-coating lines which provide similar advantages for the metal products. Management expects to continue to invest in automated machinery and equipment. The Company also plans to add a state-of-the-art aluminum production facility and a new wood-finishing system.

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

EMPLOYEES

    As of December 31, 1998, the Company had 1,720 full-time employees. Of these, 1,513 were engaged in manufacturing, 104 in administrative and clerical positions, and 103 in sales and marketing. Those engaged in manufacturing included 251 employees in Mexico.

    Hourly manufacturing employees at both Morristown, Tennessee, and Canton, Mississippi, are represented by separate bargaining agreements with contracts expiring in November 1999 (covering approximately 600 employees) and November 2000 (covering approximately 200 employees), respectively. The Company believes that its relations with its employees are good.

ITEM 2: PROPERTIES

    At January 1, 1999, the Company maintained facilities with an aggregate of approximately 1,800,000 square feet of space for its operations. The Company considers all of its facilities to be in good operating condition. Currently, the Company's manufacturing facilities are operating at approximately 87% of capacity, with wood products facilities operating at over 90% of capacity. The following table summarizes the principal physical properties, both owned and leased, used by the Company in its operations:

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

    The Company has showrooms and sales offices in 13 United States cities, including Atlanta, Chicago, Dallas, Los Angeles, New York and Plantation, Florida.

ITEM 3. LEGAL PROCEEDINGS

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT.

                                                  AGE AT     PRINCIPAL OCCUPATION DURING PAST FIVE YEARS
                     NAME                         2-1-99       AND POSITION AND OFFICE WITH REGISTRANT
-----------------------------------------------  ---------  ----------------------------------------------
Paul N. Steinfeld..............................     44      Chairman of the Board of Directors and Chief
                                                              Executive Officer since January, 1996; Vice
                                                              Chairman of the Board and Chief Executive
                                                              Officer from May, 1991 to January, 1996;
                                                              Vice Chairman of the Board and Chief
                                                              Administrative Officer prior to May, 1991.
                                                              Director during past five years.
Robert P. Coulter..............................     56      President and Chief Operating Officer since
                                                              May, 1990; prior thereto President and
                                                              Treasurer. Director during past five years.
Manfred Steinfeld..............................     74      Chairman of Executive Committee and chairman
                                                              of executive compensation committee since
                                                              January, 1996; Chairman of the Board and
                                                              chairman of executive compensation committee
                                                              from May, 1991 to January, 1996; prior
                                                              thereto Chairman of the Board and Chief
                                                              Executive Officer. Director during past five
                                                              years.
Peter W. Barile................................     56      Executive Vice President since May, 1990.
Sam Ferrell....................................     57      Vice President, Finance, Treasurer and Chief
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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    The information under the heading "Common Stock Information (Unaudited)" on page 20 of the Company's 1998 Annual Report to Stockholders is hereby incorporated by reference.

ITEM 6. SELECTED FINANCIAL DATA.

    The information under the heading "Five Year Summary of Selected Financial Data" on page 15 of the Company's 1998 Annual Report to Stockholders is hereby incorporated by reference.

    ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The information under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 24-25 of the Company's 1998 Annual Report to Stockholders is hereby incorporated by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The information contained on pages 16 (Consolidated Statements of Income), 17 (Consolidated Balance Sheets), 18 (Consolidated Statements of Cash Flows), 19 (Consolidated Statements of Stockholders' Equity), 20-23 (Notes to Consolidated Financial Statements) and 24 (Report of Independent Auditors) of the Company's 1998 Annual Report to Stockholders is hereby incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Not applicable.

                                    PART III

    The information called for by Part III (Item 10 (Directors and Executive Officers of the Registrant), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management), and Item 13 (Certain Relationships and Related Transactions)) is incorporated by reference, to the extent required, from the Company's definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after December 31, 1998.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) List of financial statements and schedules.

       (1) Financial statements. The following financial statements are incorporated by reference in Part II, Item 8 of this report:

           Consolidated Statements of Income for the years ended December 31, 1998, 1997, and 1996

           Consolidated Balance Sheets at December 31, 1998 and 1997

           Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996

           Consolidated Statements of Stockholders' Equity for the years ended December 31, 1998, 1997 and 1996

           Notes to Consolidated Financial Statements

           Report of Independent Auditors

       (2) Financial statement schedules:

    None since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

    (b) Report on Form 8-K for an event dated December 14, 1998, reporting disposition of certain assets constituting the Company's "Pacific Home Furnishings" division.

    (c) List of exhibits: See Exhibit Index immediately preceding exhibits

     [LOGO]
 SHELBY WILLIAMS INDUSTRIES, INC.

                               Corporate Offices
                            11-111 Merchandise Mart
                               Chicago, IL 60654
                             PHONE: (312) 527-3593
                              FAX: (312) 527-3597
                      Executive and Administrative Offices
                           150 Shelby Williams Drive
                              Morristown, TN 37813
                             PHONE: (423) 586-7000
                              FAX: (423) 586-2260

SHELBY WILLIAMS IS THE LEADING MANUFACTURER OF SEATING PRODUCTS FOR THE HOSPITALITY AND FOOD SERVICE MARKETS.

THE COMPANY IS A MAJOR PROVIDER OF SEATING PRODUCTS FOR UNIVERSITY, HEALTHCARE AND OTHER INSTITUTIONAL FACILITIES.

SHELBY WILLIAMS ALSO MANUFACTURES AND DISTRIBUTES WALLCOVERINGS.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 23, 1999

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

                       NAME                                     TITLE                      DATE
--------------------------------------------------  ------------------------------  ------------------

                PAUL N. STEINFELD                   Chairman of the Board and           March 23, 1999
     ---------------------------------------          Director (Principal
               (Paul N. Steinfeld)                    Executive Officer)

                ROBERT P. COULTER*                  President and Director              March 23, 1999
     ---------------------------------------
               (Robert P. Coulter)

                MANFRED STEINFELD*                  Chairman of the Executive           March 23, 1999
     ---------------------------------------          Committee and Director
               (Manfred Steinfeld)

                   SAM FERRELL*                     Vice President of Finance,          March 23, 1999
     ---------------------------------------          Treasurer and Assistant
                  (Sam Ferrell)                       Secretary (Principal
                                                      Financial and Accounting
                                                      Officer)

                WILLIAM B. KAPLAN*                  Director                            March 23, 1999
     ---------------------------------------
               (William B. Kaplan)

                 ROBERT E. LOWE*                    Director                            March 23, 1999
     ---------------------------------------
                 (Robert E. Lowe)

                DOUGLAS A. PARKER*                  Director                            March 23, 1999
     ---------------------------------------
               (Douglas A. Parker)

                  TRISHA WILSON*                    Director                            March 23, 1999
     ---------------------------------------
                 (Trisha Wilson)

*By         PAUL N. STEINFELD
       -----------------------------------
         Paul N. Steinfeld, Attorney-in-fact

                                 EXHIBIT INDEX

 EXHIBIT
   NO.                                                   DESCRIPTION
---------  --------------------------------------------------------------------------------------------------------

      2.1  Asset Purchase Agreement dated September 16, 1996 between Preview Furniture Corporation, the Registrant and Ferguson Copeland, LLC, filed as Exhibit 2.1 to Registrant's annual report on Form 10-K for 1996 and hereby incorporated by reference.

      2.2  Asset Purchase Agreement dated December 2, 1998 by and between the Registrant and PHF Hawaii,
           Incorporated, filed as Exhibit 10.1 to Registrant's report on Form 8-K filed December 22, 1998, and hereby incorporated by reference.

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

    *10.1  1997 Senior Management Incentive Plan, filed as Exhibit 10.3 to Registrant's annual report on Form 10-K for 1996 and hereby incorporated by reference.

    *10.2  1998 Senior Management Incentive Plan, filed as Exhibit 10.3 to Registrant's annual report on Form 10-K for 1997 and hereby incorporated by reference.

    *10.3  1999 Senior Management Incentive Plan.

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

     13.1  Portions of Registrant's annual report to stockholders for 1998.

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