Form 10-Q
period 1999-03-31
SHELBY WILLIAMS INDUSTRIES INC
filed 1999-04-27
CIK 730564

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended  March 31, 1999

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


                         YES [X]        NO [ ]

     At April 27, 1999, there were 8,761,417 shares of registrant's common stock outstanding.


                    PART I - FINANCIAL INFORMATION

                    SHELBY WILLIAMS INDUSTRIES, INC.

                   Consolidated Statements of Income

                           Three Months Ended

                         March 31, 1999 and 1998
                              (Unaudited)

(Amounts in thousands, except per share data)
                                 1999                         1998
                               _________                    ________


Net sales                       $43,128                      $38,484

Cost of goods sold               34,081                       29,929
                                 ______                       ______
Gross profit                      9,047                        8,555

Selling, general and
 administrative
 expenses                         5,548                        5,302
                                 ______                       ______
                                  3,499                        3,253
Other deductions
  (income):
  Interest expense                   46                          125
  Interest and dividend
    income                         (107)                        (188)
  Miscellaneous expense              22                           18
                                 ______                       ______
                                    (39)                         (45)
                                 ______                       ______
Income from continuing
  operations before
  income taxes                    3,538                        3,298
                                 ______                       ______
Income taxes:
  Current                         1,256                        1,202
  Deferred                           18                           18
                                 ______                       ______
                                  1,274                        1,220
                                 ______                       ______

Income from continuing
  operations                      2,264                        2,078

Income from discontinued
  operations, net of taxes            -                           36
                                 ______                       ______
Net income                      $ 2,264                      $ 2,114
                                 ======                       ======
Income per share (basic
  and diluted):
  Continuing operations         $  0.26                      $  0.22
  Income from discontinued
    operations, net of taxes          -                         0.01
  Net income                    $  0.26                      $  0.23
                                 ======                       ======
Weighted average number of
  common shares outstanding       8,786                        9,296
                                 ______                       ______



                       SHELBY WILLIAMS INDUSTRIES, INC.

                         Consolidated Balance Sheets

                      March 31, 1999 and December 31, 1998
                                 (Unaudited)


(Amounts in thousands, except per share data)
                                   March 31, 1999      December 31, 1998
                                   _______________     _________________

ASSETS
Current assets:
  Cash and cash equivalents           $ 6,282              $ 6,355
  Accounts receivable, less
    allowance for doubtful
    accounts of $337 at
    March 31, 1999 and
    $375 at December 31,
    1998                               27,237               28,025
  Inventories:
  Raw materials                        11,772               11,818
  Work in process                       5,072                5,492
  Finished goods                        6,463                5,234
                                       ______               ______
                                       23,307               22,544
  Prepaid expense                       4,591                5,187
                                       ______               ______
Total current assets                   61,417               62,111
Excess of cost over net assets
  of acquired company                     149                  151
Property, plant and equipment
  at cost:
  Land and land improvements            2,560                2,560
  Buildings and leasehold
    improvements                       20,980               20,974
  Machinery and equipment              27,239               26,746
  Construction in progress                 43                    -
                                       ______               ______
                                       50,822               50,280
    Less accumulated
      depreciation and
      amortization                     24,896               24,295
                                       ______               ______
                                       25,926               25,985
Other assets                            1,153                1,386
                                       ______               ______
                                     $ 88,645             $ 89,633
                                       ======               ======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                   $  5,415             $  7,063
  Customer deposits on
    orders in process                   6,033                5,717
  Accrued liabilities                   6,189                6,278
  Income taxes                          1,975                  889
  Current portion of long-
    term debt                           2,000                3,000
                                       ______               ______
Total current liabilities              21,612               22,947

Deferred income taxes                   2,009                1,991

Stockholder's equity:
  Common stock, $.05 par value;
    authorized 30,000 shares;
    issued 11,877 shares
    (1998-11,876 shares)                  594                  593
  Capital in excess of par value       10,135               10,128
  Retained earnings                    78,479               77,012
                                       ______               ______
                                       89,208               87,733
Less common stock held in
  treasury; 3,115 shares
  at cost (1998-3,025)                 24,184               23,038
                                       ______               ______
Total stockholders' equity             65,024               64,695
                                       ______               ______

                                     $ 88,645             $ 89,633
                                       ======               ======



                        SHELBY WILLIAMS INDUSTRIES, INC.

                      Consolidated Statements of Cash Flows

                   Three Months Ended March 31, 1999 and 1998
                                  (Unaudited)

(Amounts in thousands)

                                              1999               1998
                                           ___________________________
Cash flows from operating activities:
  Net income                               $ 2,264            $ 2,114
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
    Depreciation and amortization              681                611
    Provision for losses on accounts
      receivable                                 2                 31
    Change in assets and liabilities of
      discontinued operations                    -                124
    Change in assets and liabilities:
      Accounts receivable                      786                838
      Inventories                             (763)              (505)
      Prepaid expenses                         596                275
      Accounts payable and accrued
        liabilities                         (1,421)               775
      Income taxes payable                   1,086                689
    Increase in deferred taxes                  18                 18
    Other                                      233                (65)
                                             _____              _____
Net cash provided by operating
  activities                                 3,482              4,905
                                             _____              _____
Cash flows from investing activities:
  Proceeds from disposal of property,
    plant and equipment                          3                  7
  Capital expenditures                        (623)            (1,608)
                                             _____              _____
Net cash used by investing activities         (620)            (1,601)
                                             _____              _____
Cash flows from financing activities:
  Principal payments of long-term debt      (1,000)            (1,000)
  Sale of common stock under stock
    option plan                                  8                 76
  Purchase of common stock for the
    treasury                                (1,146)               (79)
  Dividends declared and paid                 (797)              (843)
                                             _____              _____
Net cash used by financing activities       (2,935)            (1,846)
                                             _____              _____
Net increase (decrease) in cash                (73)             1,458
Cash and cash equivalents at beginning
  of period                                  6,355             11,124
                                             _____              _____
Cash and cash equivalents at end of
  period                                   $ 6,282            $12,582
                                            ======             ======
Supplemental cash flow information:
  Cash paid during the period for:
    Interest                               $    58            $   141
    Income taxes                               170                535
                                             _____              _____
                                           $   228            $   676
                                            ======             ======



                        SHELBY WILLIAMS INDUSTRIES, INC.

                          PART I-FINANCIAL INFORMATION

                                March 31, 1999



Item 1.  Financial Statements

   On July 14, 1998, the Company's Board of Directors approved management's plan to discontinue the Company's distribution operations of textile and floor covering products manufactured by outside suppliers. Of the two businesses comprising these operations, one was sold and one was liquidated. The plan was completed in December, 1998. During the second quarter 1998, the Company recorded a loss on the disposition of these operations of $9,698,000, or $7,081,000 after taxes, including a provision for losses prior to disposal, which is summarized below:

Reduction of inventory value                             $ 4,706,000
Reduction of property to net realizable value              2,198,000
Reduction of accounts receivable and prepaids value          629,000
Other liabilities                                          1,445,000
Losses through disposition                                   720,000
______________________________________________________________________
Total                                                      9,698,000

Income tax benefit                                         2,617,000
______________________________________________________________________
                                                         $ 7,081,000
______________________________________________________________________

The operating results of the discontinued operations for the three months ended March 31, 1998, are summarized as follows:

Net sales                               $  3,534,000
Income before income taxes                    58,000
Income taxes                                  22,000
Net income                                    36,000
Net income per share (basic and diluted)        0.01

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

     Consolidated Statements of Income for three months ended
March 31, 1999 and 1998.

     Consolidated Balance Sheets at March 31, 1999 and December 31,
1998.

     Consolidated Statements of Cash Flows for three months ended
March 31, 1999 and 1998.

Operating Segment information follows (amounts in thousands):

                                          Three Months Ended
                                   March 31, 1999        March 31, 1998
                                   ____________________________________
Segment revenue:
  Hotel and foodservice furniture      $   34,417         $   28,193
  Healthcare and university furniture       3,926              6,005
  Wallcoverings                             4,785              4,286
_______________________________________________________________________
Net sales                              $   43,128         $   38,484
_______________________________________________________________________
Segments profit (loss):
  Hotel and foodservice furniture      $    3,138         $    2,577
  Healthcare and university furniture        (271)               177
  Wallcoverings                               610                481
_______________________________________________________________________
                                            3,477              3,235
Interest income, net                           61                 63
_______________________________________________________________________
Income from continuing operations
  before income taxes                  $    3,538          $   3,298
_______________________________________________________________________

Item 2. Managements' Discussion and Analysis of Financial Condition and Results of Operations

         Material Changes in Financial Condition

         Capital expenditures during the quarter ended March 31, 1999, amounted to $.6 million. The Company plans to expend approximately $6 million in 1999 for additional automated machinery and facilities expansion including a state-of-the-art aluminum production facility and a new wood-finishing system. The current ratio at March 31, 1999 stood at 2.8-to-one. There was no long term debt.

         The Company purchased 90,000 shares of its common stock in the quarter ended March 31, 1999, for $1.1 million at an average repurchase price of $12.74 per share. These repurchases were made to be used for proper corporate purposes as authorized and unissued shares. The Company's Board of Directors has authorized the repurchase of an additional 330,000 shares of common stock. The Company may purchase these shares from time to time, depending on market conditions, in the open market or privately negotiated transactions.

         There has been no significant change to management's assessment of the Company's Year 2000 readiness as discussed in the 1998 Annual Report. This is a Year 2000 readiness disclosure entitled to protection as provided in the Year 2000 Information and Readiness Discloure Act.

         Material Changes in Results of Operation

         Aided by continuing strong demand in the Company's core segment (hotel and foodservice furniture) and despite weakness in the healthcare and university furniture segment, net sales for the quarter ended March 31, 1999 advanced 12.1% to $43.1 million compared to $38.5 million for the corresonding period in 1998. The effect of price changes during the quarter was negligible; however, the combination of a shift in product mix toward more upholstered products (which traditionally carry lower gross margins) and the decline in revenue in the healthcare and university furniture segment impacted gross margins which narrowed to 21.0% of sales compared with 22.2% of sales a year ago. The close scrutiny of selling general and administrative expenses continued, enabling these expenses as a percentage of sales to decline from 13.8% to 12.9%. Income from continuing operations increased 9.0% to $2.3 million from $2.1 million. Earnings per share from continuing operations were $0.26 as compared with $0.22 which represents a gain of 18.2%. Average shares outstanding were 8.8 million, down from 9.3 million, which reflects the Company's on-going stock repurchase program.

         The Company's backlog of unshipped orders at March 31, 1999, was $36.9 million vs $34.2 million at the beginning of the year.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         Not applicable.

                           PART II - OTHER INFORMATION



Item 5.   Other Information

          This report, including Management's Discussion and Analysis of Financial Condition and Results of Operations, and other sections, contains forward-looking statements that are subject to risks and uncertainties and which reflect management's current beliefs and estimates of future economic circumstances, industry conditions, year 2000 readiness, Company performance and financial results. Forward-looking statements include the information concerning possible or assumed future results of operations of our Company and those statments preceded by, followed by or that include the words "future," "position," "anticipate," "expect," "believe," "may," "will," "plan," "further improve," "outlook," "should" or similar expressions.
For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You should understand that many factors, including availability and price of raw materials, product pricing, competitive environment and related domestic and international market conditions, operating efficiencies and actions of domestic and foreign governements, could affect the future results of the Company and could cause those results to differ materially from those expressed in our forward-looking statements.

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





             SHELBY WILLIAMS INDUSTRIES, INC.

                      (Registrant)



April 27, 1999                          S/Robert P. Coulter
                                   ________________________________
                                          Robert P. Coulter
                                       President and Director
                                    (Principal Operating Officer)








April 27, 1999                            S/Sam Ferrell
                                   ________________________________
                                            Sam Ferrell
                                 Vice President of Finance, Treasurer
                                       and Assistant Secretary
                                    (Principal Financial Officer)